Form 10-Q
period 2026-03-31
Fundrise eREIT, LLC
filed 2026-06-05
CIK 2093809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 333-293216
Fundrise eREIT, LLC
(Exact name of registrant as specified in its charter)

Delaware	39-4909120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Dupont Circle NW, 9th Floor Washington, DC	20036
(Address of Principal Executive Offices)	(Zip Code)
(202) 584-0550
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 5, 2026, there were 59,391,367 outstanding shares of common stock of Fundrise eREIT, LLC.

1

EXPLANATORY NOTE
The financial statements included in this Quarterly Report on Form 10-Q of Fundrise eREIT, LLC (the “Company”) include the Company's balance sheet as well as the financial condition and results of operations of Fundrise Equity REIT, LLC (“Equity REIT”), which has been identified as the accounting predecessor to the Company.
On April 29, 2026 (the “Merger Date”), Equity REIT and several other affiliated real estate investment trusts ("REITs") merged, with the Company surviving the merger (the “2026 Merger”). Although the Company is the legal successor entity, Equity REIT was determined to be the accounting acquirer and accounting predecessor for financial reporting purposes. Accordingly, the Company’s financial statements for periods prior to the Merger Date present the historical financial condition and results of operations of Equity REIT.

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
We make statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “seek,” “may,” and similar expressions or statements regarding future periods are intended to identify forward-looking statements. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Quarterly Report or in the information incorporated by reference into this Quarterly Report.
The forward-looking statements included in this Quarterly Report are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties, and accordingly we can give no assurance that such expectations, plans, estimates, assumptions and beliefs are correct or will be achieved. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance may differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:
•risks associated with the 2026 Merger, including the integration of the businesses and achieving expected revenue synergies or cost savings as a result of the 2026 Merger and unexpected costs or unexpected liabilities that may arise from the 2026 Merger;
•the ability of Rise Companies Corp. (the "Sponsor") to attract and retain members to its investment platform;
•risks associated with breaches of our data security;
•public health crises, pandemics and epidemics;
•climate change and natural disasters that could adversely affect our properties and our business;
•changes in economic conditions generally and in the real estate and securities markets specifically;
•uncertainty regarding geopolitical tensions, tariff and trade policies and impacts from any such policies;
•limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•intense competition in the real estate market that may limit our ability to attract or retain tenants or re-lease space;
•defaults on or non-renewal of leases by tenants;
•increased inflation and related impacts, including increased interest rates and operating costs;
•our failure to obtain necessary outside financing;
•decreased rental rates or increased vacancy rates;
•the risk associated with potential breach or expiration of a ground lease, if any;
•difficulties in identifying properties to complete, and consummating, real estate acquisitions, developments, joint ventures and dispositions;
•our failure to successfully operate acquired properties and operations;
•exposure to liability relating to environmental and health and safety matters;
•changes in real estate and zoning laws and increases in real property tax rates;
•our failure to maintain our status as a REIT;
•failure of acquisitions to yield anticipated results;

•risks associated with derivatives or hedging activity;
•our level of debt and the terms and limitations imposed on us by our debt agreements;
•the need to invest additional equity in connection with debt refinancings as a result of reduced asset values;
•our ability to retain our executive officers and other key personnel of our advisor, our property manager and their affiliates;
•expected rates of return provided to investors;
•the ability of the Sponsor and its affiliates to source, originate and service our loans and other assets, and the quality and performance of these assets;
•our ability to retain and hire competent employees and appropriately staff our operations;
•legislative or regulatory changes impacting our business or our assets (including changes to the laws governing the taxation of REITs);
•changes in business conditions and the market value of our assets, including changes in interest rates, prepayment risk, operator or borrower defaults or bankruptcy, and generally the increased risk of loss if our investments fail to perform as expected;
•our ability to implement effective conflicts of interest policies and procedures among the various real estate investment opportunities sponsored by the Sponsor;
•our ability to access sources of liquidity when we have the need to fund redemptions of common shares in excess of the proceeds from the sales of our common shares in our offerings or funds from our operations and the consequential risk that we may not have the resources to satisfy redemption requests; and
•our compliance with applicable local, state and federal laws, including the Investment Advisers Act of 1940, as amended (the “Advisers Act”), the Investment Company Act of 1940, as amended (the "Investment Company Act") and other laws; and
•the other risks identified in this Quarterly Report and in our Annual Report on Form 1-K which may be accessed here, including, without limitation, those under headings "Business" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the Company’s information statement/prospectus pursuant to Rule 424(b) of the Securities Act on April 27, 2026 (the “Prospectus”) which may be accessed here, including, without limitation, those under headings "Risk Factors," "Description of Fundrise eREIT's Business and Properties," "Management's Discussion and Analysis of Financial Condition and Results of Operations of Fundrise Equity REIT, LLC.

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report. All forward-looking statements are made as of the date of this Quarterly Report and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report will increase with the passage of time. We undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
INDEX TO CONDENSED FINANCIAL STATEMENTS OF FUNDRISE EREIT, LLC
(Unaudited)

Page

Condensed Balance Sheets	6
Notes to Condensed Financial Statements	7 - 10

Fundrise eREIT, LLC
Condensed Balance Sheets

	As of March 31, 2026 (unaudited)	As of December 31, 2025 (*)
ASSETS
Cash and cash equivalents	$5,000	$5,000
Total Assets	$5,000	$5,000

Commitments and Contingencies

MEMBERS’ EQUITY
Members’ Equity:
Common shares; unlimited shares authorized; 500 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5,000	5,000
Total Members’ Equity	$5,000	$5,000
*Derived from audited financials
The accompanying notes are an integral part of these condensed financial statements.

Fundrise eREIT, LLC
Notes to Condensed Financial Statements
(Unaudited)
1.Formation and Organization
Fundrise eREIT, LLC (the “Company”) was formed on October 16, 2025, as a Delaware limited liability company and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to originate, invest in and manage a diversified portfolio of residential and commercial real estate properties, as well as commercial real estate-related debt (including commercial mortgage-backed securities (“CMBSs”), collateralized debt obligations (“CDOs”), and REIT senior unsecured debt), and other select real estate-related assets, where the underlying assets primarily consist of such properties. The Company may make its investments through majority-owned entities, joint ventures, and co-investment arrangements, some of which may offer rights to receive preferred economic returns. The Company will have one operating and reportable segment consisting of investments in real estate. Substantially all of the Company’s business will be externally managed by Fundrise Advisors, LLC (the “Manager”), a Delaware limited liability company and an investment adviser registered with the Securities and Exchange Commission (the “SEC”).
As of March 31, 2026, the Company has not begun operations. The Company intends to have a December 31st fiscal year end.
Subject to certain restrictions and limitations, the Manager is responsible for managing the Company’s affairs on a day-to-day basis. The Manager has the authority to issue an unlimited number of common shares. As of March 31, 2026, the Company had issued 500 common shares to Rise Companies Corp. (the “Sponsor”), an owner of the Manager, for an aggregate purchase price of $5,000.
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company are prepared on the accrual basis of accounting and conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared under U.S. GAAP have been condensed or omitted.
All adjustments considered necessary for a fair presentation of the Company’s financial position have been included and are of a normal and recurring nature. Interim results are not necessarily indicative of operating results for any other interim period or for the entire year. The condensed balance sheet as of December 31, 2025 and certain related disclosures are derived from the Company’s audited financial statements filed with the Company’s information statement/prospectus filed pursuant to Rule 424(b) of the Securities Act on April 27, 2026 (the “Prospectus”). These unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Prospectus. The condensed financial statements as of March 31, 2026 and certain related disclosures are unaudited and may not include year-end adjustments to make those financial statements comparable to audited results. Additionally, the significant accounting policies used in the preparation of these condensed financial statements are disclosed in the notes to the audited financial statements included in the Prospectus. There have been no changes to the Company’s significant accounting policies from those disclosed in the Prospectus.
Estimates
The preparation of the condensed balance sheets and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the condensed balance sheets during the reporting period. Actual results could materially differ from those estimates.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. To mitigate the risk of concentration associated with cash and cash equivalents, as well as restricted cash, funds are held with creditworthy institutions and, at certain times, temporarily swept into insured programs overnight to reduce single firm concentration risk. Amounts on deposit may exceed federal deposit insurance limits. To date, the Company has not experienced any material losses with respect to cash and cash equivalents.
Recent Accounting Pronouncements
In December 2025, the Company adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance enhances the transparency and usefulness of income tax disclosures by requiring entities to provide additional information about income taxes paid, including disaggregation by federal, state, and foreign jurisdictions, as well as further detail on the effective tax rate reconciliation. The adoption of this guidance had no impact on the Company’s financial statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which clarifies, corrects, and makes minor improvements across U.S. GAAP. The standard is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the standard to determine its impact on the Company’s disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which improves the navigability of interim reporting guidance in Topic 270. The ASU does not expand or reduce interim disclosure requirements, but instead clarifies when Topic 270 applies, what constitutes interim financial statements prepared in accordance with U.S. GAAP, and which disclosures are required at interim dates. The standard is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the standard to determine its impact on the Company’s disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), which provides a practical expedient for all entities and an accounting policy election for entities other than public business entities when estimating expected credit losses on trade receivables and contract assets arising from revenue transactions under Topic 606. The standard is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2025, with early adoption permitted. Adoption of the new standard did not impact the Company’s disclosures, financial position, or results of operations.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810), which amends existing guidance for determining the accounting acquirer in a transaction primarily effected through the exchange of equity interests in which the legal acquiree is a VIE that meets the definition of a business. The standard is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the standard to determine its impact on the Company’s disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which requires disclosure within the notes to the financial statements of specified expense categories as well as qualitative descriptions for amounts not disaggregated quantitatively within expense captions on the income statement. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the standard to determine its impact on the Company’s disclosures.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates.
3.Related Party Arrangements
The related party arrangements that existed as of March 31, 2026 and December 31, 2025 are disclosed in the notes to the audited financial statements included in the Prospectus. There have been no changes to the Company’s related party arrangements from those disclosed in the Prospectus.
4.Economic Dependency
Under various agreements, the Company has engaged or will engage Fundrise Advisors, LLC and its affiliates to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition decisions, the sale of the Company’s common shares available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon Fundrise Advisors, LLC and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.
5.Commitments and Contingencies
Reimbursable Organizational, Offering and Merger Costs
The Company has a contingent liability related to potential future reimbursements to the Manager for organizational, offering and merger costs that were paid by the Manager on the Company’s behalf. As of March 31, 2026 and December 31, 2025, approximately $2.9 million of organizational, offering and merger costs have been incurred by the Manager and may be subject to reimbursement by the Company in future periods, based on achieving specific performance hurdles as described in Note 2, Summary of Significant Accounting Policies – Organizational, Offering and Merger Costs in the Company’s audited financial statements filed in the Prospectus.
Legal Proceedings
As of the date of these condensed financial statements we are not currently named as a defendant in any material active or pending material litigation. However, it is possible that the Company could become involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, management is not aware of any current litigation that we assess as being significant to us.
6.Segment Reporting
The Company has one operating and reportable segment consisting of investments in real estate. The management committee of Fundrise Advisors, LLC, our Manager, acts as the Company’s Chief Operating Decision Maker (“CODM”), assessing performance and making decisions about resource allocation. The CODM determined that the Company operates a single operating and reportable segment based on the fact that the CODM monitors the operating results of the Company as a whole and that the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its offering circular, based on a defined investment strategy. The CODM assesses segment performance using net income (loss), which is reported in the Company’s Statements of Operations. The financial information, including information about the Company’s significant revenues and expenses, that is provided to and reviewed by the CODM is consistent with that presented within the Company’s financial statements. Total expenses and total other expenses, as disclosed in the financial statements once the Company is operational, represent the CODM’s measure of significant expenses. The CODM uses this financial information to evaluate the Company’s overall performance and investment returns, supporting decisions on acquisitions, dispositions, and distributions. The measure of segment assets is reported in the Company’s Balance Sheet. No single investment accounts for more than 10% of the Company’s total revenue. All of the Company’s real estate investments are located within the United States and all revenues are derived from U.S.-based operations.

7.Subsequent Events
In connection with the preparation of the accompanying condensed financial statements, we have evaluated events and transactions occurring through June 5, 2026 for potential recognition or disclosure.
2026 Merger

Effective April 29, 2026, Fundrise Development eREIT, LLC, Fundrise Equity REIT, LLC, Fundrise East Coast Opportunistic REIT, LLC, Fundrise Growth eREIT II, LLC, Fundrise Growth eREIT III, LLC, Fundrise Midland Opportunistic REIT, LLC and Fundrise West Coast Opportunistic REIT, LLC (collectively the “Fundrise Merger Entities”) merged with and into the Company, with the Company as the surviving entity (the “2026 Merger”). In connection with the 2026 Merger, we issued to the shareholders of the Merger Entities common shares based on an agreed upon exchange ratio (“Exchange Ratio”). The Exchange Ratio was based on each Merger Entities’ net asset value per share that was effective as of the date of the 2026 Merger. For more information, see the prospectus filed on April 27, 2026 here.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
FUNDRISE EQUITY REIT, LLC
(Unaudited)

Fundrise Equity REIT, LLC
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	As of March 31, 2026 (unaudited)	As of December 31, 2025 (*)
ASSETS
Cash and cash equivalents	$14,350	$33,867
Restricted cash	3,069	3,923
Other assets, net	772	1,104
Due from related party	17,006	16,803
Intangible lease assets, net	5,007	5,221
Derivative financial instruments	4	22
Investments in real estate debt	12,777	12,616
Investments in equity securities	20,631	1,163
Investments in equity method investees, net	60,668	61,231
Investments in rental real estate properties, net	137,193	137,920
Investments in real estate held for improvement	1,078	1,075
Total Assets	$272,555	$274,945

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,955	$4,342
Due to related party	1,584	1,741
Distributions payable	11	11
Redemptions payable	20	31
Rental security deposits and other liabilities	335	449
Mortgages payable, net	74,686	74,651
Total Liabilities	78,591	81,225

Commitments and Contingencies

Members’ Equity:
Common shares, net of redemptions; unlimited shares authorized; 23,649,384 shares issued and 14,573,663 shares outstanding as of both March 31, 2026 and December 31, 2025	174,580	174,831
Retained earnings and cumulative distributions	19,384	18,889
Total Members’ Equity	193,964	193,720
Total Liabilities and Members’ Equity	$272,555	$274,945
*Derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Fundrise Equity REIT, LLC.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except share and per share data)

	For the Three Months Ended March 31, 2026 (unaudited)	For the Three Months Ended March 31, 2025 (unaudited)
Revenue
Rental revenue	$2,621	$2,173
Interest revenue	308	261
Other revenue	319	266
Total revenue	3,248	2,700

Expenses
Property operating and maintenance	1,425	1,118
Investment management fees - related party	508	428
Depreciation and amortization	896	588
General and administrative expenses	28	162
Total expenses	2,857	2,296

Other income (expense)
Interest income - related party	202	-
Equity in earnings (losses)	(514)	13,737
Dividend income	125	27
Interest expense, net	(1,159)	(929)
Interest expense - related party	-	(111)
Decrease in fair value of derivative financial instruments	(18)	(91)
Unrealized gain on equity securities	1,468	-
Total other income (expense)	104	12,633

Net income	$495	$13,037

Net income per basic and diluted common share	$0.03	$1.10
Weighted average number of common shares outstanding, basic and diluted	14,573,663	11,893,750
The accompanying notes are an integral part of these condensed consolidated financial statements.

Fundrise Equity REIT, LLC
Condensed Consolidated Statements of Changes in Members’ Equity
(Unaudited)
(Amounts in thousands, except share data)

	Common Shares		Retained Earnings (Accumulated Deficit)	Total Members' Equity
	Shares	Amount
December 31, 2025 (*)	14,573,663	$174,831	$18,889	$193,720
Offering costs	-	(251)	-	(251)
Net income	-	-	495	495
March 31, 2026 (unaudited)	14,573,663	$174,580	$19,384	$193,964

	Common Shares		Retained Earnings (Accumulated Deficit)	Total Members' Equity
	Shares	Amount
December 31, 2024 (*)	11,900,001	$131,003	$2,337	$133,340
Offering costs	-	(17)	-	(17)
Distributions declared on common shares	-	-	(73)	(73)
Redemptions of common shares	(560,872)	(9,061)	-	(9,061)
Net income	-	-	13,037	13,037
March 31, 2025 (unaudited)	11,339,129	$121,925	$15,301	$137,226
*Derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Fundrise Equity REIT, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	For the Three Months Ended March 31, 2026 (unaudited)	For the Three Months Ended March 31, 2025 (unaudited)
OPERATING ACTIVITIES:
Net income	$495	$13,037
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses	514	(13,737)
Amortization of deferred rental revenue	(20)	(4)
Depreciation and amortization	896	588
Amortization of below-market lease	74	-
Amortization of debt issuance costs	35	17
Amortization of deferred leasing costs	17	-
Credit loss expense	27	6
Interest revenue received in kind, net of payments	(363)	(144)
Decrease in fair value of derivative financial instruments	18	91
Unrealized gain on equity securities	(1,468)	-
Changes in assets and liabilities:
Net (increase) decrease in other assets	326	(19)
Net increase (decrease) in accounts payable and accrued expenses	(2,569)	(793)
Net increase (decrease) in due from related party	(2)	-
Net increase (decrease) in due to related party	(170)	(32)
Net increase (decrease) in rental security deposits and other liabilities	(114)	11
Net cash provided by (used in) operating activities	(2,304)	(979)
INVESTING ACTIVITIES:
Investment in equity securities	(18,000)	-
Investment in equity method investees	(64)	-
Return of investment from equity method investees	127	14,387
Improvements of rental real estate properties	(45)	(20)
Improvements of real estate held for improvement	(3)	-
Net cash provided by (used in) investing activities	(17,985)	14,367
FINANCING ACTIVITIES:
Proceeds from notes payable - related party	-	13,300
Repayment of notes payable - related party	-	(13,300)
Repayment of mortgage payable	-	(17)
Redemptions paid	(11)	(8,158)
Distributions paid	-	(8,773)
Offering costs paid	(71)	(18)
Net cash provided by (used in) financing activities	(82)	(16,966)

Net increase (decrease) in cash and cash equivalents and restricted cash	(20,371)	(3,578)
Cash and cash equivalents and restricted cash, beginning of period	37,790	9,074
Cash and cash equivalents and restricted cash, end of period	$17,419	$5,496

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Offering costs accrued and payable	$234	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - related party note	$-	$111
Interest paid - mortgages payable	$1,144	$1,039
The accompanying notes are an integral part of these condensed consolidated financial statements.

Fundrise Equity REIT, LLC
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.Formation and Organization
Fundrise Equity REIT, LLC (the "Company") was formed on June 30, 2015 as a Delaware limited liability company and substantially commenced operations on February 27, 2016. Effective December 29, 2025, Fundrise eFund, LLC (the “Target Fund”), merged with and into Fundrise Equity REIT, LLC, with the Company as the surviving entity (the “2025 Merger”). As used herein, the “Company”, “we”, “us”, and “our” refer to Fundrise Equity REIT, LLC except where the context otherwise requires.
The Company has one operating and reportable segment consisting of investments in real estate. The Company was organized primarily to originate, invest in and manage a diversified portfolio of commercial real estate properties, as well as commercial real estate loans, commercial real estate debt securities (including commercial mortgage-backed securities, collateralized debt obligations, and real estate investment trust (“REIT”) senior unsecured debt), and other select real estate-related assets, where the underlying assets primarily consist of such properties. The Company may make its investments through majority-owned subsidiaries, some of which may have rights to receive preferred economic returns. Each investment in rental real estate properties is acquired by a limited liability company that is a subsidiary of ours. These subsidiaries are wholly owned by the Company and consolidated in these financial statements.
The Company’s business is externally managed by Fundrise Advisors, LLC (the “Manager”), a Delaware limited liability company and an investment adviser registered with the Securities and Exchange Commission (the “SEC”). Subject to certain restrictions and limitations, the Manager is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.
We have operated in such a manner as to qualify as a REIT for federal income tax purposes beginning with the year ended December 31, 2016. On February 1, 2021, we formed a taxable REIT subsidiary (“TRS”) to facilitate the acquisition of real estate investments completed in 2021. As of March 31, 2026, we have not established an operating partnership or qualified REIT subsidiary, though we may form such entities as required in the future to facilitate certain transactions that might otherwise have an adverse impact on our status as a REIT.
As of both March 31, 2026 and December 31, 2025, after redemptions, the Company had net common shares outstanding of approximately 14.6 million, including common shares held by Rise Companies Corp. (the “Sponsor”), the owner of the Manager, and Moat Investments, LP (f/k/a Fundrise, L.P.), an affiliate of the Sponsor. As of both March 31, 2026 and December 31, 2025, the Sponsor owned 1,666 common shares and Moat Investments, LP owned 20,505 common shares. As of both March 31, 2026 and December 31, 2025, after redemptions, third parties owned approximately 485,000 common shares, in private placements for an aggregate purchase price of approximately $8.7 million. As of both March 31, 2026 and December 31, 2025, the total amount of equity issued by the Company on a gross basis was approximately $318.7 million. As of both March 31, 2026 and December 31, 2025 all subscriptions had settled.
2026 Merger

Effective April 29, 2026, the Company merged (the “2026 Merger”) with and into Fundrise eREIT, LLC (“Fundrise eREIT”). In connection with the 2026 Merger, Fundrise eREIT issued to the shareholders of the Company common shares of Fundrise eREIT based on an agreed upon exchange ratio (“Exchange Ratio”). The Exchange Ratio was based on the Company’s net asset value (“NAV”) per share that was effective as of the date of the 2026 Merger, April 29, 2026. Fundrise eREIT is the surviving entity.

2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting and conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in the financial statements prepared under U.S. GAAP have been condensed or omitted.
All adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. Interim results are not necessarily indicative of operating results for any other interim period or for the entire year. The condensed consolidated balance sheet as of December 31, 2025 and certain related disclosures are derived from the Company’s audited consolidated financial statements filed with the Form 1-K. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Form 1-K. The condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and March 31, 2025, respectively, and certain related disclosures are unaudited and may not include year-end adjustments to make those consolidated financial statements comparable to audited results. Additionally, the significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the notes to the audited consolidated financial statements included in the Form 1-K. There have been no changes to the Company’s significant accounting policies from those disclosed in the Form 1-K.
Principles of Consolidation
We consolidate entities when we own, directly or indirectly, a majority interest in the entity or are otherwise able to control the entity. We consolidate variable interest entities (“VIEs”) in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, if we are the primary beneficiary of the VIE as determined by our power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We did not have any VIEs for the periods presented in these condensed consolidated financial statements.
All intercompany balances and transactions have been eliminated in consolidation.
Revenue and Income Recognition
Rental and other property revenues are accounted for in accordance with ASC 842, Leases. Accordingly, lease revenue is excluded from the scope of ASC 606, Revenue from Contracts with Customers. Rental and other property revenues are recognized when due from tenants and recorded monthly as earned in accordance with the terms of the lease agreements. Rental revenue is recognized on a straight-line basis over the term of the lease. We periodically review the collectability of our tenant receivables and record an allowance for credit losses for any estimated losses. Consistent with ASC 842, the Company recognizes rental revenue only to the extent that collection is probable. Rental revenue is recorded net of credit loss expense in the condensed consolidated financial statements.
As of March 31, 2026, non-cancellable commercial operating leases provide for future minimum rental revenue from continuing operations as follows (amounts in thousands):

Year	Minimum Rental Revenue
Remainder of 2026	$998
2027	1,357
2028	1,390
2029	1,339
2030	942
Thereafter	1,748
Total	$7,774
For the three months ended March 31, 2026 and 2025, there were one and zero tenants, respectively, that accounted for greater than 10% of contractual rental revenue. The majority of our rental revenue was generated from short-term multifamily leases.
Interest revenue is recognized on an accrual basis and includes, where applicable, the amortization of any related premiums, discounts, origination costs and fees. Interest revenue is recognized on investments in real estate debt classified as held to maturity and investments in debt securities.

Other revenue is recognized on an accrual basis and consists of miscellaneous tenant amenity services and servicing fees earned on our investments in real estate debt for performing administrative oversight.
Interest income is recognized on an accrual basis and consists of interest earned on the promissory notes the Company extended to National Lending, LLC (“National Lending”).

Dividend income is recorded on the ex-dividend date, while periodic cash flow distributions from equity method investments are recognized when declared. Dividend income is recognized on an accrual basis and consists of dividends earned through our cash sweep bank account.
Sales of investments in equity method investees are recognized when we have surrendered control. Once control has been surrendered, the recorded amounts of the transferred investment are derecognized, all proceeds received from the transfer are recognized, and any gains or losses on the transfer are recognized. Gains or losses from equity method investees are recorded within “Equity in earnings” in the condensed consolidated financial statements.
Equity Securities

The Company's investments in equity securities consist of equity securities in privately held companies and affiliated real estate investment funds and are accounted for in accordance with ASC 321, Investments—Equity Securities. Equity securities that have a readily determinable fair value are recorded at fair value, with changes in fair value recognized in net income. Investments in registered investment companies are valued at NAV per share as of the close of each business day and are generally classified within Level 1 of the fair value hierarchy.

For equity securities that do not have a readily determinable fair value, the Company has elected the measurement alternative permitted under ASC 321-10-35-2, whereby such investments are carried at cost, less any impairment, and further adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. Any such adjustments are recognized in net income in the period in which they occur. The Company evaluates these investments at each reporting period for qualitative indicators of impairment. If an impairment indicator is identified, the Company estimates the fair value of the investment and recognizes an impairment loss equal to the excess of the carrying value over estimated fair value. See Note 7, Equity Securities, for additional information.

Common stock warrants that permit cashless exercise are classified as derivative financial instruments in accordance with ASC 815, Derivatives and Hedging, and are measured at fair value on a recurring basis with changes in fair value recognized in net income. See Note 10, Fair Value of Financial Instruments, for additional information.

Recent Accounting Pronouncements
In January 2025, the Company adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance enhances the transparency and usefulness of income tax disclosures by requiring entities to provide additional information about income taxes paid, including disaggregation by federal, state, and foreign jurisdictions, as well as further detail on the effective tax rate reconciliation. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which clarifies, corrects, and makes minor improvements across U.S. GAAP. The standard is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the standard to determine its impact on the Company’s disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which improves the navigability of interim reporting guidance in Topic 270. The ASU does not expand or reduce interim disclosure requirements, but instead clarifies when Topic 270 applies, what constitutes interim financial statements prepared in accordance with U.S. GAAP, and which disclosures are required at interim dates. The standard is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the standard to determine its impact on the Company’s disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), which provides a practical expedient for all entities and an accounting policy election for entities other than public business entities when estimating expected credit losses on trade receivables and contract assets arising from revenue transactions under Topic 606. The standard is effective for annual reporting periods (including interim periods within those periods) beginning after

December 15, 2025, with early adoption permitted. Adoption of the new standard did not impact the Company's financial statement disclosures, financial position, or results of operations.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810), which amends existing guidance for determining the accounting acquirer in a transaction primarily effected through the exchange of equity interests in which the legal acquiree is a VIE that meets the definition of a business. The standard is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the standard to determine its impact on the Company’s disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which requires disclosure within the notes to the financial statements of specified expense categories as well as qualitative descriptions for amounts not disaggregated quantitatively within expense captions on the income statement. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the standard to determine its impact on the Company’s disclosures.
3. 2025 Merger Transaction – Asset Acquisition
As a result of the 2025 Merger, the financial information being presented reflects the accounting for the transaction and includes the acquired assets and assumed liabilities from the date of acquisition. The Company accounted for the 2025 Merger as an asset acquisition given no substantive processes were acquired. Merger-related costs consisted primarily of legal counsel and independent accountant fees and were allocated among the merging entities in proportion to each entity’s NAV. These costs were paid directly by the respective merging entities and were primarily recorded as offering costs in the consolidated financial statements. Additional costs related to valuation and transfer taxes were incurred and were expensed as incurred. The 2025 Merger was treated as a taxable transaction to the Target Fund. As a result, the Target Fund incurred a state tax liability of approximately $400,000 upon the deemed sale of its assets. The Company assumed this tax liability as part of the 2025 Merger, and the amount was included within “accounts payable and accrued expenses” on the consolidated balance sheet as of December 31, 2025. As of March 31, 2026, the tax liability had been paid in full. Further details about 2025 Merger are disclosed in the notes to the audited consolidated financial statements included in the Form 1-K.
4.Investments in Equity Method Investees
The table below presents the activity of the Company’s investments in equity method investees as of and for the periods presented (amounts in thousands):

Investments in Equity Method Investees:	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Beginning balance	$61,231	$92,722
Additional investments in equity method investees	78	-
Distributions received (1)	(127)	(14,387)
Equity in earnings of equity method investees (1)	(514)	13,737
Ending balance	$60,668	$92,072
(1)On February 14, 2025, the RSE Peak Subsidiary (Fundrise Peak I, LLC) sold the Villas at Meadow Springs Property for a sales price of approximately $61.8 million. Proceeds from the sale totaled approximately $24.1 million, net of repayment of $34.7 million of outstanding senior loans, and various closing costs of approximately $3.0 million. Our distribution received from the sale totaled approximately $14.1 million. As a result of this sale, the Company recognized a gain on disposition of equity method investees of approximately $14.1 million during the three months ended March 31, 2025, which is recognized within equity in earnings.

As of March 31, 2026, the Company’s significant investments in companies that are accounted for under the equity method of accounting consist of the following (dollar amounts in thousands):

Investments in Equity Method Investees	Number of Investments	Number of Properties	Non-Controlling Member Ownership Interest	Carrying value as of March 31, 2026	Carrying value as of December 31, 2025
Real estate equity method investments	8	7	13.0% - 99.0%	$60,668	$61,231
Total	8	7		$60,668	$61,231

(1) Approximately $21.0 million of the carrying value of equity method investments relates to the Company's investment in National Lending, as further described in Note 12, Related Party Arrangements. In addition, approximately $4.0 million relates to a TIC arrangement entered into with REITs managed by the Company's Manager and affiliated with its Sponsor.
The financial position and results of operations of the Company’s equity method investments as of and for the periods presented are summarized below (amounts in thousands):

Condensed balance sheet information:	As of March 31, 2026	As of December 31, 2025
Real estate assets, net	$223,112	$226,093
Other assets (1)	142,141	140,683
Total assets	$365,253	$366,776

Mortgages payable, net	$167,548	$166,300
Other liabilities (2)	49,826	52,242
Equity	147,879	148,234
Total liabilities and equity	$365,253	$366,776
Company’s equity investment (3)	$60,668	$61,231
(1)As of March 31, 2026 and December 31, 2025, approximately $102.1 million and $134.4 million of Other assets are promissory notes receivable from other eREITs held by the Company’s equity method investment in National Lending, respectively. See Note 11, Related Party Arrangements for further information regarding National Lending.
(2)As of March 31, 2026 and December 31, 2025, approximately $46.9 million and $49.4 million of Other liabilities represent promissory notes issued from the Company and affiliated entities to National Lending, respectively. See Note 11, Related Party Arrangements for further information regarding National Lending.
(3)The Company’s equity investment includes amortization of basis differences recognized as of March 31, 2026 and December 31, 2025.

Condensed income statement information:	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Total revenue	$7,807	$10,878
Total expenses	5,818	7,815
Other income (expense)	(2,513)	(2,907)
Net income (loss)	$(524)	$156
Company’s equity in net income (loss) of investee (1)(2)	$(514)	$13,737
(1)For the three months ended March 31, 2026, there was no gain or loss from the sale of investments included in the Company’s equity in net income of investee. For the three months ended March 31, 2025, the Company’s equity in net income of investee includes an approximate $14.1 million gain on sale of investments.
(2)The equity in (losses) earnings of investee includes amortization of basis differences recognized during the three months ended March 31, 2026 and 2025.
5.Investments in Real Estate Debt
The following table describes our real estate debt investment activity (amounts in thousands):

Investments in Real Estate Debt:	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Beginning balance	$12,616	$9,530
Interest revenue received in kind	161	144
Ending balance	$12,777	$9,674
.
As of March 31, 2026 and December 31, 2025, there were no discount or origination costs or fees that were included in the carrying value of our investments in real estate debt.
Interest revenue received in kind represents accruable interest receivable from related investments in real estate debt upon maturity, net of payments received during the period. Interest revenue received in kind is presented within “Investments in real estate debt” in these condensed consolidated financial statements.
The following table presents the Company’s investments in real estate debt as of March 31, 2026 (dollar amounts in thousands):

Asset Type	Number of Investments	Principal Amount or Cost (1)	Future Funding Commitments	Carrying Value
Senior Debt	1	$2,475	$-	$2,475
Preferred Equity	1	10,302	$-	10,302
Balance as of March 31, 2026	2	$12,777	$-	$12,777
(1)This includes the stated amount of funds disbursed to date, interest that is contractually converted into principal, and interest revenue received in kind.
Additional information regarding the fair value of the Company’s investments in real estate debt is included in Note 11, Fair Value of Financial Instruments.

The following table presents the Company’s investments in real estate debt as of December 31, 2025 (dollar amounts in thousands):

Asset Type	Number of Investments	Principal Amount or Cost (1)	Future Funding Commitments	Carrying Value
Senior Debt	1	$2,475	$-	$2,475
Preferred Equity	1	10,141	$-	10,141
Balance as of December 31, 2025	2	$12,616	$-	$12,616
(1)This includes the stated amount of funds disbursed to date, interest that is contractually converted into principal, and interest revenue received in kind.
The following table presents certain information about the Company’s investments in real estate debt, as of March 31, 2026, by contractual maturity grouping (dollar amounts in thousands):

Asset Type	Number of Investments	Amounts Maturing Within One Year	Amounts Maturing After One Year Through Five Years	Amounts Maturing After Five Years Through Ten Years	Amounts Maturing After Ten Years
Senior Debt (1)	1	$2,475	$-	$-	$-
Preferred Equity	1	-	10,302	-	-
Balance as of March 31, 2026	2	$2,475	$10,302	$-	$-
(1)The extended loan term expired on December 23, 2025; however, as of March 31, 2026, the investment remained outstanding. The Company evaluated the investment for impairment as part of its credit quality monitoring assessment. See Credit Quality Monitoring assessment for further details.
The following table presents certain information about the Company’s investments in real estate debt, as of December 31, 2025, by contractual maturity grouping (dollar amounts in thousands):

Asset Type	Number of Investments	Amounts Maturing Within One Year	Amounts Maturing After One Year Through Five Years	Amounts Maturing After Five Years Through Ten Years	Amounts Maturing After Ten Years
Senior Debt (1)	1	$2,475	$-	$-	$-
Preferred Equity	1	-	10,141	-	-
Balance as of December 31, 2025	2	$2,475	$10,141	$-	$-
(1)The extended loan term expired on December 23, 2025; however, as of December 31, 2025, the investment remained outstanding. See Credit Quality Monitoring assessment for further details.

Credit Quality Monitoring
The Company’s investments in real estate debt that earn interest based on debt-like terms are typically secured by senior liens on real estate properties, mortgage payments, mortgage loans, or interests in entities that have preferred interests in real estate similar to the interests just described. The Company evaluates its investments in real estate debt at least annually and differentiates the relative credit quality principally based on: (i) whether the borrower is currently paying contractual debt service or guaranteed preferred equity payments in accordance with its contractual terms; and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company’s expectations as to the ultimate recovery of principal at maturity. The Company considered investments for which it expects to receive full payment of contractual principal and interest payments as “performing.”
As of March 31, 2026 and December 31, 2025, one investment in real estate debt had reached its contractual maturity date following the exercise of a three-month automatic extension option provided under the original loan agreement, extending the maturity from September 23, 2025 to December 23, 2025. The Company evaluated this investment for potential impairment and credit loss as of March 31, 2026 and December 31, 2025 and determined that no material impairment charge or allowance for credit losses was required. Accordingly, as of March 31, 2026 and December 31, 2025, the Company considered all investments to be performing from a principal recovery perspective, and no impairment charges had been recorded. In the event that an investment is deemed other than performing, the Company will evaluate the instrument for impairment.
As of March 31, 2026, the outstanding principal and accrued interest remained unpaid. However, on May 5, 2026, a nine-month extension of the maturity date to September 23, 2026 was formally executed, which included payment of all accrued and unpaid interest and the replenishment of the related interest reserve.
6.Investments in Rental Real Estate Properties and Real Estate Held for Improvement
The following table presents the Company’s investments in rental real estate properties, net (amounts in thousands):

	As of March 31, 2026	As of December 31, 2025 (1)
Land	$30,143	$30,143
Building and building improvements	108,211	108,196
Site improvements	7,214	7,215
Furniture, fixtures, and equipment	3,144	3,113
Total gross investment in rental real estate properties	$148,712	$148,667
Less: Accumulated depreciation	(11,519)	(10,747)
Total investment in rental real estate properties, net	$137,193	$137,920
(1) Certain prior period amounts have been reclassified to conform to the current period presentation in order to better align the classification of land, building and building improvements, site improvements, and furniture, fixtures and equipment with the Company’s capitalization policy. These reclassifications had no impact on total investments in rental real estate properties, total assets, net income, or members’ equity for the periods presented.
As of March 31, 2026 we had invested in ten rental real estate properties, which consist of the following (dollar amounts in thousands):

Investments in Rental Real Estate Properties	Number of Properties	Carrying value as of March 31, 2026	Carrying value as of December 31, 2025
Rental real estate wholly-owned investments	10	$137,193	$137,920
Total	10	$137,193	$137,920

Acquisitions and Dispositions
There were no acquisitions or dispositions of investments in rental real estate properties during the three months ended March 31, 2026 and March 31, 2025.

As of both March 31, 2026 and December 31, 2025, the carrying amount of our investment in rental real estate properties included cumulative capitalized acquisition costs of approximately $2.3 million, respectively, which included cumulative acquisition fees paid to the Sponsor of approximately $1.3 million, respectively.

For the three months ended March 31, 2026 and March 31, 2025, the Company recognized approximately $772,000 and $569,000, respectively, of depreciation expense on our investments in rental real estate properties.

The following table presents the Company’s investments in real estate held for improvement (amounts in thousands):

	As of March 31, 2026	As of December 31, 2025
Land and land improvements	$871	$871
Building and building improvements	204	204
Work in progress	3	-
Total investment in real estate held for improvement	$1,078	$1,075
As of March 31, 2026, we had invested in one real estate property held for improvement, which consists of the following:

Investments in real estate held for improvement	Number of Properties	Carrying value as of March 31, 2026	Carrying value as of December 31, 2025
Real estate held for improvement wholly-owned investments	1	$1,078	$1,075
Total	1	$1,078	$1,075

Acquisitions and Dispositions
There were no acquisitions or dispositions of investments in real estate held for improvement during the three months ended March 31, 2026 and March 31, 2025.

7.Equity Securities
The Company’s investments in equity securities consist of equity securities in privately held companies and affiliated real estate investment funds. As of March 31, 2026, the Fund’s equity securities consisted of the following (dollars amounts in thousands):

		As of March 31, 2026			As of December 31, 2025
Asset	Asset Type	Shares	Cost Basis	Fair Value	Shares	Cost Basis	Fair Value
Saltbox Inc.	Preferred Stock	1,586,954	$1,163	$802	1,586,954	$1,163	$1,163
Fundrise Real Estate Interval Fund, LLC	Registered Investment Company Common Shares	1,524,132	18,000	19,829	-	-	-
	Total		$19,163	$20,631		$1,163	$1,163
We acquired preferred stock in Saltbox, Inc. for an aggregate acquisition cost of approximately $1.2 million, representing the relative fair value of the acquired asset and the stated value of our equity interest in the Saltbox Investment Subsidiary (the “Saltbox Investment”). The preferred stock has no readily determinable fair value, therefore we have elected the measurement alternative to carry the stock at cost minus impairment. The carrying value of the stock is adjusted only when there are observable price changes in orderly transactions for identical or similar investments.
During the three months ended March 31, 2026, the Fund invested approximately $18.0 million to purchase shares of Fundrise Real Estate Interval Fund, LLC, an affiliated real estate investment fund, at its then current net asset value per share. Additional information regarding fair value measurements is provided in Note 11, Fair Value of Financial Instruments.
8.Distributions
Distributions are calculated based on members of record each day during the respective distribution periods. During the three months ended March 31, 2026 and 2025, the Company’s total distributions declared to members, the

Sponsor, and its affiliates were $0 and approximately $73,000, respectively. Of the distributions declared during each of the three months ended March 31, 2026 and March 31, 2025, $0, respectively, were paid. Approximately $11,000 remained payable as of both March 31, 2026 and December 31, 2025. For the three months ended March 31, 2025, cash distributions exceeded net cash provided by operating activities. Accordingly, a portion of distributions was funded from returns of investment received from equity method investees.

9.Mortgages Payable
The following is a summary of the Company’s mortgages payable as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

Borrower (1)	Loan Amount	Interest Rate (*)	Maturity Date	Balance at March 31, 2026	Balance at December 31, 2025
West Kernan Controlled Subsidiary (2)	$40,550	SOFR + 2.31%	06/01/2032	$40,550	$40,550
AP98 Controlled Subsidiary (3)	$15,069	SOFR + 2.46%	07/01/2032	$15,069	$15,069
4700 Eisenhower Ave Controlled Subsidiary and Chattahoochee Ave Controlled Subsidiary (4)	$14,500	SOFR + 2.15%	04/17/2028	$14,500	$14,500
A93 Controlled Subsidiary (5)	$5,100	SOFR + 1.75%	10/29/2027	$5,100	$5,100
Total				$75,219	$75,219
*SOFR represents the Daily Simple Secured Overnight Financing Rate established per the loan agreement.
(1)All mortgage loans are secured by the Company’s investments in rental real estate properties.
(2)The $40.6 million senior loan features a 10-year term and 5 years interest-only at a floating rate of 2.31% over SOFR. The remaining unamortized principal balance will be due at maturity. The Company is named as a guarantor in this loan agreement.
(3)The $15.1 million senior loan features a 10-year term and 5 years interest-only at a floating rate of 2.46% over SOFR. The remaining unamortized principal balance will be due at maturity. The Company is named as a guarantor in this loan agreement.
(4)A mortgage loan with a principal amount of $14.5 million is secured by the 4700 Eisenhower Ave Property and the Chattahoochee Ave Property. The mortgage loan bears interest at a floating rate of SOFR plus 2.15%, subject to a 0% floor until maturity. The mortgage loan calls for interest-only payments for the first 12 months, with subsequent principal and interest payments through maturity. The loan contains various financial and non-financial covenants, such as general liquidity and net worth requirements. The Company is named as a guarantor in this loan agreement.
(5)On October 29, 2025, the Company refinanced the A93 mortgage payable with a new $5.1 million loan. In connection with the refinancing, the Company repaid the prior loan in the amount of approximately $4.5 million. The new mortgage payable matures on October 29, 2027 and bears interest at a floating rate of SOFR +1.75% per annum. The loan contains various financial and non-financial covenants, such as general liquidity and net worth requirements. The Company is named as a guarantor in this loan agreement.
During the three months ended March 31, 2026 and the year ended December 31, 2025, $0 and approximately $143,000, respectively, of additional deferred financing costs were incurred related to the mortgage notes listed above. The carrying value of the unamortized debt issuance costs as of March 31, 2026 and December 31, 2025 were approximately $533,000 and $568,000, respectively. Deferred financing costs are reflected net of accumulated amortization on the consolidated balance sheets as a reduction to the related mortgages payable, which totaled approximately $300,000 and $265,000, as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and

2025 amortization of debt issuance costs was approximately $35,000 and $17,000, respectively, and is included within “Interest expense, net” in the consolidated statements of operations, respectively.
During the three months ended March 31, 2026 and 2025, we incurred interest expense related to mortgages payable of approximately $1.1 million and $1.0 million, respectively, which is recorded to “Interest expense, net” in our condensed consolidated statements of operations.
The following table presents the future principal payments due under the Company’s mortgage loans as of March 31, 2026 (amounts in thousands):

Year	Amount
Remainder of 2026	$110
2027	5,659
2028	15,051
2029	903
2030	960
Thereafter	52,536
Total	$75,219
10.    Fair Value of Financial Instruments
We are required to disclose an estimate of fair value of our financial instruments for which it is practicable to estimate the value. U.S. GAAP defines the fair value as the price that the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges by willing parties.
We determine the fair value of certain investments in accordance with the fair value hierarchy that requires an entity to maximize the use of observable inputs. The fair value hierarchy includes the following three levels based on the objectivity of the inputs, which were used for categorizing the assets or liabilities for which fair value is being measured and reported:
Level 1 – Quoted market prices in active markets for identical assets or liabilities.
Level 2 – Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs).
Level 3 – Valuation generated from model-based techniques that use inputs that are significant and unobservable in the market. These unobservable assumptions reflect estimates of inputs that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow methodologies or similar techniques, which incorporate management’s own estimates of assumptions that market participants would use in pricing the instrument or valuations that require significant management judgment or estimation.
The net carrying amounts of cash and cash equivalents, restricted cash, contractual receivables, other assets, and notes receivable from related parties reported in the condensed consolidated balance sheets approximate their fair values because of the short maturity of these instruments.
The Company’s investments in equity securities are recorded at fair value on the condensed consolidated balance sheets on a recurring basis. The Saltbox Inc. preferred stock does not have a readily determinable fair value and is therefore accounted for under the measurement alternative, whereby investments are carried at cost, less impairment, and further adjusted for observable price changes in orderly transactions for identical or similar investments. These investments are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. The investment in Fundrise Real Estate Interval Fund is valued at NAV as of the close of the last business day and is classified within Level 1 of the fair value hierarchy. See Note 7, Equity Securities, for further details on the net carrying amounts and fair values of these financial instruments.

The Company’s derivative financial instruments are recorded at fair value on the condensed consolidated balance sheets on a recurring basis. The interest rate cap instruments are valued primarily utilizing significant other observable inputs, such as interest rate, term to maturity, volatility, and current credit spreads (Level 2). The Warrants are classified as Level 3 as we use significant unobservable inputs for these estimated fair value measurements, including implied equity valuations and option pricing models. See Note 10, Fair Value of Financial Instruments, for further details on the fair values of these financial instruments.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2026, and presents the fair value hierarchy of the inputs used to determine such fair values (amounts in thousands). Quantitative information regarding significant unobservable inputs used in Level 3 fair value measurements is disclosed for investments that are material to the Fund.

Assets:	Level 1	Level 2	Level 3	Total
Equity securities	$19,829	$-	$802	$20,631
Derivative financial instruments	$-	$1	$3	$4
Total	$19,829	$1	$805	$20,635

The Fund’s other significant financial instruments are carried at cost or amortized cost on the condensed consolidated financial statements. Accordingly, fair value estimates for these instruments are presented for disclosure purposes only As of March 31, 2026 and December 31, 2025, the carrying amounts and fair values of other financial instruments were as follows (amounts in thousands):

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Investments in real estate debt
Amounts maturing within one year	$2,475	$2,475	$2,475	$2,475
Amounts maturing after one year through five years	10,302	10,315	10,141	10,155
Total assets	$12,777	$12,790	$12,616	$12,630
Liabilities:
Mortgages payable	$75,219	$75,784	$75,219	$75,801
Total liabilities	$75,219	$75,784	$75,219	$75,801
Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Any changes to the valuation methodology will be reviewed by management to ensure the changes are appropriate. The methods used may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value could result in a different estimate of fair value at the reporting date.
The Company’s other significant financial instruments are carried at cost or amortized cost on the condensed consolidated balance sheets. Accordingly, fair value estimates for these instruments are presented for disclosure purposes only. The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

Investments in real estate debt (Level 3): The fair value of our investments in real estate debt is estimated using a discounted cash flow method (an income approach) and recent investment method (a market approach). Significant inputs and assumptions include the market-based interest or preferred return rate (discount rate), loan to value ratios, and expected repayment and prepayment dates.
Mortgages payable (Level 3): The aggregate fair value of our mortgages payable principal balances are estimated using a discounted cash flow method (an income approach) and recent investment method (a market approach). Significant inputs and assumptions include the market-based interest or preferred return rate (discount rates), loan to value ratios, and expected repayment and prepayment dates. Differences between the carrying values of mortgages payable in the table above and the “Mortgages payable, net” in the condensed consolidated balance sheets are due to unamortized deferred financing costs.
11.    Related Party Arrangements
Fundrise Advisors, LLC, Manager
The Manager and certain affiliates of the Manager will receive fees and compensation in connection with the Company’s Offering, and the acquisition, management and sale of the Company’s real estate investments.
The Company will reimburse the Manager for actual expenses incurred on behalf of the Company in connection with the selection, acquisition or origination of an investment, to the extent not reimbursed by the borrower in connection with our debt investments, whether or not the Company ultimately acquires or originates the investment. The Company will reimburse the Manager for out-of-pocket expenses paid to third parties in connection with providing services to the Company. This does not include the Manager’s overhead, employee costs borne by the Manager, or utility costs. Expense reimbursements payable to the Manager also may include expenses incurred by the Sponsor in the performance of services pursuant to a shared services agreement between the Manager and the Sponsor (the “Shared Services Agreement”), including any increases in insurance attributable to the management or operation of the Company. For the three months ended March 31, 2026 and 2025, the Manager incurred approximately $11,000 and $25,000 of costs on our behalf, respectively. Approximately $1,000 and $60,000 were due and payable as of March 31, 2026 and December 31, 2025, respectively. As of December 31, 2025, amounts due to the Manager include payables assumed in connection with the 2025 Merger. These assumed balances relate to obligations incurred by the Target Fund prior to the 2025 merger date.
The Company will pay the Manager a quarterly investment management fee of one-fourth of 0.85% of our NAV at the end of each prior quarter. This rate is determined by our Manager in its sole discretion, but cannot exceed an annualized rate of 1.00%. In addition, the Manager may, in its sole discretion, waive its investment management fee, in whole or in part. The Manager will forfeit any portion of the investment management fee that is waived. During the three months ended March 31, 2026 and 2025, we have incurred investment management fees of approximately $508,000 and $428,000, respectively. As of March 31, 2026 and December 31, 2025, approximately $508,000 and $518,000, respectively, of investment management fees remained payable to the Manager. As of December 31, 2025, amounts due to the Manager include payables assumed in connection with the 2025 Merger. These assumed balances relate to obligations incurred by the Target Fund prior to the 2025 merger date.
Additionally, the Company is required to pay the Manager for servicing any non-performing asset. The Company is required to reimburse the Manager for actual expenses incurred on our behalf in connection with the special servicing of non-performing assets. The Manager will determine, in its sole discretion, whether an asset is non-performing. As of March 31, 2026 and December 31, 2025, the Manager has not designated any asset as non-performing and no special servicing fees are payable to the Manager. For the three months ended March 31, 2026 and 2025, no special servicing fees have been incurred or paid to the Manager.
The Company will also reimburse the Manager for actual expenses incurred on our behalf in connection with the liquidation of any of our equity investments in real estate. As of March 31, 2026 and December 31, 2025, no disposition expenses are payable to the Manager. For the three months ended March 31, 2026 and 2025, no disposition expenses have been incurred.
Moat Investments, LP, Member
Moat Investments, LP is a member of the Company and held 20,505 shares as of March 31, 2026 and December 31, 2025, respectively. One of our Sponsor’s wholly-owned subsidiaries is the general partner of Moat Investments, LP.
Rise Companies Corp., Member and Sponsor
Rise Companies Corp. is a member of the Company and held 1,666 shares March 31, 2026 and December 31, 2025 respectively.
During the three months ended March 31, 2026 and 2025, the Sponsor incurred approximately $9,000 and $13,000 of operating costs on our behalf, respectively. Approximately $2,000 and $0 were due and payable as of March 31, 2026 and December 31, 2025, respectively.

National Lending, LLC
Our Manager formed a self-sustaining lending entity, National Lending, which is financed by certain of the real estate investment trusts (“eREITs”) and other investment vehicles (the “Funds”) managed by our Manager and affiliated with our Sponsor, including the Company. The Sponsor became the manager of National Lending effective June 18, 2025, but does not hold any equity interest in National Lending. Prior to this change, an independent manager managed National Lending under a management agreement at a market rate. The Sponsor is not compensated for its role as manager. Each eREIT or Fund contributes an amount to National Lending in exchange for ownership interests. The current effective operating agreement with National Lending requires each eREIT or Fund maintain a capital contribution amount of 5% of its assets under management, which is measured on a semi-annual basis (January 15th and July 15th). As of both March 31, 2026 and December 31, 2025, we have contributed approximately $16.8 million for a 24.1% ownership in National Lending. See Note 4, Investments in Equity Method Investees for further information regarding the Company’s ownership interests in National Lending.
National Lending may provide short-term bridge financing through promissory notes to any of the eREITs or Funds, including us, who have contributed in order to maintain greater liquidity and better finance such eREIT’s or Fund’s individual real estate investment strategies. Any promissory note bears a market rate of interest. National Lending may also obtain a promissory note from any of these eREITs or Funds in order to secure short-term bridge financing.
The following is a summary of the promissory notes issued by National Lending to the Company during the three months ended March 31, 2026 and the year ended December 31, 2025 (dollar amounts in thousands):

Note	Principal Balance	Interest Rate	Maturity Date	Balance at March 31, 2026	Balance at December 31, 2025
2025 – A(1)	$5,000	6.00%	12/31/2025	$-	$-
2025 – B(2)	$8,800	6.00%	12/31/2025	$-	$-
2025 – C(3)	$8,700	5.50%	04/03/2026	$-	$-
			Total	$-	$-
(1)Effective January 2, 2025, promissory note 2025-A was executed with National Lending for a maximum principal amount of $5.0 million. During the year ended December 31, 2025, the Company’s total draw down on this promissory note was $5.0 million. On February 28, 2025, the Company repaid the $5.0 million outstanding loan balance and all accrued interest.
(2)Effective January 8, 2025, promissory note 2025-B was executed with National Lending for a maximum principal amount of $8.8 million. During the year ended December 31, 2025, the Company’s total draw down on this promissory note was $8.3 million. On February 28, 2025, the Company repaid the $8.3 million outstanding loan balance and all accrued interest.
(3)Effective April 4, 2025, promissory note 2025-C was executed with National Lending for a maximum principal amount of $8.7 million. During the year ended December 31, 2025, the Company’s total draw down on this promissory note was $8.7 million. On June 12, 2025, the Company repaid the $8.7 million outstanding loan balance and all accrued interest.
For the three months ended March 31, 2026 and 2025, the Company incurred approximately $0 and $111,000, respectively, in interest expense on related party notes with National Lending. As of March 31, 2026 and December 31, 2025, there was no outstanding accrued interest due or payable to National Lending.
In connection with the 2025 Merger on December 29, 2025, the Company assumed the following promissory notes receivable that were previously issued from the Target Fund to National Lending (dollar amounts in thousands):

Note	Principal Balance	Interest Rate	Maturity Date
2025 – A	$1,500	5.25%	04/03/2026
2025 – B	$15,300	5.25%	04/23/2026
On December 31, 2025, National Lending extinguished each of these promissory notes receivable to the Company, which included approximately $16.8 million of total principal and approximately $601,000 of total accrued interest. The settlement of the $16.8 million in principal was completed through a non-cash refinancing. Simultaneously, on December 31, 2025, the Company extended a promissory note to National Lending with a maximum principal amount of $16.8 million (2025 - C). The note bears a 4.75% interest rate, and all interest is accruing, and will be received at maturity. The note matures on December 31, 2026 with National Lending’s repayment to the Company, including principal and accrued interest. During the three months ended March 31, 2026, the Company earned approximately $202,000 in interest income on the promissory note to National Lending.

The following table summarizes the promissory notes receivable issued by the Company to National Lending as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

Note	Principal Balance	Interest Rate	Maturity Date	Balance at March 31, 2026	Balance at December 31, 2025
2025 – C	$16,800	4.75%	12/31/2026	$16,800	$16,800
12.    Economic Dependency
Under various agreements, the Company has engaged or will engage our Manager and its affiliates to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition decisions, the sale of the Company’s common shares available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. The Manager in turn has entered into the Shared Services Agreement to assist the Manager in providing such services. As a result of these relationships, the Company is dependent upon our Manager and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.
13.    Commitments and Contingencies
Legal Proceedings
As of the date of the condensed consolidated financial statements we are not currently named as a defendant in any active or pending material litigation. However, it is possible that the Company could become involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, management is not aware of any litigation likely to occur that we currently assess as being significant to us.
Liquidation Support
Our Manager has entered into an agreement to make payments to us upon liquidation if investors do not achieve a 20.00% average annual non-compounded return. Such payments range from $200,000 to $500,000 depending on the level of investor returns achieved and are capped at $500,000 in the aggregate. No payment is required if investors achieve a 20.00% average annual non-compounded return or greater.
14.    Segment Reporting
The Company operates as a single operating and reportable segment. The management committee of Fundrise Advisors, LLC, our Manager, acts as the Company’s CODM, assessing performance and making decisions about resource allocation. The CODM determined that the Company operates a single operating and reportable segment based on the fact that the CODM monitors the operating results of the Company as a whole and that the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its offering circular, based on a defined investment strategy. The CODM assesses segment performance using net income (loss), which is reported in the Company’s condensed consolidated statements of operations. The financial information, including information about the Company’s significant revenues and expenses, that is provided to and reviewed by the CODM is consistent with that presented within the Company’s condensed consolidated financial statements. Total expenses and total other expenses, as disclosed in the condensed consolidated financial statements, represent the CODM’s measure of significant expenses. The CODM uses this financial information to evaluate the Company’s overall performance and investment returns, supporting decisions on acquisitions, dispositions, and distributions. Refer to the consolidated statements of operations in our consolidated financial statements for further detail on our total revenue, total expenses, and net consolidated income or loss. The measure of segment assets is reported in the Company’s condensed consolidated balance sheets. No single investment accounts for more than 10% of the Company’s total revenue. All of the Company’s real estate investments are located within the United States and all revenues are derived from U.S.-based operations.

15.    Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring through June 5, 2026 for potential recognition or disclosure.
2026 Merger
Effective April 29, 2026, the Company completed the 2026 Merger with Fundrise eREIT. In connection with the 2026 Merger, Fundrise eREIT issued to the shareholders of the Company common shares of Fundrise eREIT based on an agreed upon Exchange Ratio. The Exchange Ratio was based on the Company’s NAV per share that was effective as of the date of the 2026 Merger, April 29, 2026. For more information about the 2026 Merger, please see the prospectus filed by Fundrise eREIT on April 27, 2026 found here.
Liquidation Support Agreement
As a result of the completion of the 2026 Merger, the Company was liquidated. As of the date of this filing, the Manager estimated that the liquidation payment, as described in Note 14, Commitments and Contingencies, will be approximately $300,000.
Distributions

On April 28, 2026, the Manager, on behalf of the Company, declared a distribution in order to satisfy REIT distribution requirements. The aggregate distribution amount is approximately $31.9 million and will be paid following the consummation of the 2026 Merger on a date to be determined by the Manager; however, such payment will be made no later than December 31, 2026.

Investments in Real Estate Debt

On May 5, 2026, the senior debt investment with a December 23, 2025 maturity date was extended to September 23, 2026. Upon execution of the extension, all accrued and unpaid interest was paid in full, and the related interest reserve was fully replenished.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report. The following discussion contains forward-looking statements. See “Statements Regarding Forward-Looking Information” within this Quarterly Report.
Business
Note: The information in this Item and elsewhere in this Form 10-Q relates to our operations during the three months ended March 31, 2026 and, as the context requires, through the filing of this Quarterly Report on Form 10-Q, which is after the date of the 2026 Merger described below.
Merger
Effective April 29, 2026, the Company merged (the “2026 Merger”) with and into Fundrise eREIT, LLC (“Fundrise eREIT”). In connection with the 2026 Merger, Fundrise eREIT issued to the shareholders of the Company common shares of Fundrise eREIT based on an agreed upon exchange ratio (“Exchange Ratio”). The Exchange Ratio was based on the Company’s net asset value (“NAV”) per share that was effective as of the date of the 2026 Merger, April 29, 2026. For more information about the 2026 Merger, please see the prospectus filed by Fundrise eREIT on April 27, 2026 (the "Prospectus") found here.
 Fundrise Equity REIT, LLC ("Fundrise Equity REIT") is a Delaware limited liability company formed on June 30, 2015. The use of the terms the “Company”, “we”, “us” or “our” in this Quarterly Report refer to Fundrise Equity REIT prior to the 2026 Merger, and Fundrise eREIT after the 2026 Merger, unless the context indicates otherwise. Effective December 29, 2025, the Company merged with Fundrise eFund, LLC (the “Target Fund”), with the Company as the surviving entity (the “2025 Merger”). For more information about the 2025 Merger, please see the relevant offering circular filed on December 29, 2025, here.
We intend to originate, invest in and manage a diversified portfolio of commercial real estate properties, as well as commercial real estate loans, commercial real estate debt securities (including commercial mortgage-backed securities, collateralized debt obligations, and real estate investment trust (“REIT”) senior unsecured debt), and other select real estate-related assets, where the underlying assets primarily consist of such properties. We may make our investments through majority-owned subsidiaries, some of which may have rights to receive preferred economic returns. The Company has one operating and reportable segment consisting of investments in real estate.
As a limited liability company, we have elected to be taxed as a C corporation. Commencing with the taxable year ended December 31, 2016, the Company has qualified for treatment as a REIT under the Internal Revenue Code of 1986, as amended, and intends to continue to operate as such. The Company has one taxable real estate investment trust subsidiary, which was established on February 1, 2021.
We are externally managed by our Manager, which is an investment adviser registered with the SEC, and a wholly-owned subsidiary of Rise Companies Corp. (our “Sponsor”), the parent company of Fundrise, LLC, our affiliate. Fundrise, LLC owns and operates our platform located at www.fundrise.com (the “Fundrise Platform”), which allows investors to hold interests in opportunities that may have been historically difficult to access. Our Manager has the authority to make all of the decisions regarding our investments, subject to the limitations in our operating agreement and the direction and oversight of our Manager’s investment committee. Our Sponsor also provides asset management, marketing, investor relations and other administrative services on our behalf. Accordingly, we do not currently have any employees nor do we currently intend to hire any employees who will be compensated directly by us.

Results of the Business
We are encouraged by both the performance of the alternative investments held by the Company and by our own ability to navigate the evolving economic landscape. Despite ongoing challenges and macroeconomic headwinds such as persistent inflation, elevated interest rates, tariffs and volatility in real estate markets, our investments continue to demonstrate resilience. Current quarter performance occurred against a backdrop of heightened macroeconomic uncertainty stemming in part from geopolitical developments, including the outbreak of war in Iran in March 2026, which contributed to rising interest rates and compressed real estate valuations across portions of our portfolio.

Refer to Note 16, Subsequent Events in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report for more details on recent developments.
Our Investments
During the three months ended March 31, 2026 and the year ended December 31, 2025, we had the following investments. For more information about the investments acquired in connection with the 2026 Merger, see the Prospectus. Note that the use of the term “controlled subsidiary” is not intended to conform with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) definition and does not correlate to a subsidiary that would require consolidation under U.S. GAAP.

Real Property Controlled Subsidiaries (Wholly- Owned Investments)	Location	Type of Property	Approx. Square Footage at Acquisition	Date of Acquisition	Purchase Price	Overview (Form 1-U)
AP98 Controlled Subsidiary	Conroe, TX	Single-family rental	197,000	12/15/2020	$31,750,000	Initial	Update
West Kernan Controlled Subsidiary	Jacksonville, FL	Multifamily	267,000	04/08/2021	$66,250,000	Initial	Update
A93 Controlled Subsidiary	Capitol Heights, MD	Industrial	20,000	09/01/2022	$9,600,000	Initial	Update
4700 Eisenhower Ave Controlled Subsidiary (1)	Alexandria, VA	Industrial	45,000	12/29/2025	$17,901,000	Initial	Update
Chattahoochee Ave Controlled Subsidiary (1)	Atlanta, GA	Industrial	100,000	12/29/2025	$20,649,000	Initial	N/A
H13 Controlled Subsidiary (1)	Washington, DC	Single-family rental	2,072	12/29/2025	$1,824,000	Initial	Update
S15 Controlled Subsidiary (1)	Los Angeles, CA	Single-family rental	1,335	12/29/2025	$829,000	Initial	Update
S37 Controlled Subsidiary (1)	Los Angeles, CA	Single-family rental	900	12/29/2025	$775,000	Initial	Update
E91 Controlled Subsidiary (1)	Los Angeles, CA	Mixed-use	⁽²⁾	12/29/2025	$1,425,000	Initial	N/A
S56 Controlled Subsidiary (1)	Los Angeles, CA	Single-family rental	1,300	12/29/2025	$1,075,000	Initial	N/A
M184 Controlled Subsidiary (1)	Los Angeles, CA	Single-family rental	1,629	12/29/2025	$1,240,000	Initial	N/A
(1)This asset was acquired by the Company on December 29, 2025 in connection with the 2025 Merger. See Note 3, 2025 Merger Transaction – Asset Acquisition in the notes to the condensed consolidated financial statements for more information about the 2025 Merger. The date of acquisition and purchase price herein represent the date and relative fair value of the acquired asset as of the 2025 Merger, respectively.
(2)Property is improved with three separate structures: a multi-tenant building containing four residential units and approximately 2,500 square feet, a single-family home with approximately 2,000 square feet, and a three-story commercial building with approximately 7,200 square feet.

Real Property and Controlled Subsidiaries (Preferred Equity Investments)	Location	Type of Property	Date of Acquisition	Annual Return (1)	Redemption Date (2)	Total Commitment (3)	LTV (4)	Overview (Form 1- U)
RSE The Reef Controlled Subsidiary	Fort Myers, FL	Multifamily	08/31/2018	10.9%	09/01/2028	$6,835,000	82.1%	Initial
(1)Annual Return refers to the projected annual preferred economic return that we are entitled to receive with priority payment over the other equity invested in the property. The annual return presented does not distinguish between returns that are paid current and those that accrue to the redemption date, nor does it include any increases in annual return that may occur in the future.
(2)Redemption Date refers to the initial redemption date of each asset, and does not take into account any extensions that may be available.
(3)Total Commitment refers to the total commitment made by the Company in acquiring the asset, not all of which may have been funded on the acquisition date.
(4)Loan-to-value ratio (“LTV”) is the approximate amount of the total commitment amount plus any other debt on the asset, divided by the anticipated future value of the underlying asset at stabilization as reasonably determined by our Manager. LTVs presented are as of the date of acquisition by the Company, and have not been subsequently updated. There can be no assurance that such value will be achieved. For performance evaluation, we generally use LTV for properties that are generating cash flow.

Investments in Real Estate Debt	Location	Type of Property	Date of Acquisition	Interest Rate (1)	Maturity Date (2)	Total Commitment (3)	LTC (4)	Overview (Form 1- U)
NPSC Westmoreland Senior Loan (5)	Los Angeles. CA	Single-family rental	12/29/2025	6.0%	09/23/2025	$2,475,000	90.0%	Initial
(1)Interest Rate refers to the projected annual interest rate on each loan. The interest rate presented does not distinguish between interest that is paid current and interest that accrues to the maturity date, nor does it include any increases in interest rate that may occur in the future.
(2)Maturity Date refers to the initial maturity date of each loan, and does not take into account any extensions that may be available. For further information regarding current maturity dates, see Note 5, Investments in Real Estate Debt, in the notes to the condensed consolidated financial statements.

(3)Total Commitment refers to the total commitment made by the Company to fund the loan, not all of which may have been funded on the acquisition date.
(4)Loan-to-cost ratio ("LTC") is the approximate amount of the total commitment plus any other debt on the asset, divided by the anticipated cost to complete the project. For performance evaluation, we generally use LTC for properties that are subject to construction. LTCs presented are as of the initial acquisition date, and have not been subsequently updated. There can be no assurance that the anticipated completion cost will be achieved.
(5)This asset was acquired by the Company on December 29, 2025 in connection with the 2025 Merger. See Note 3, 2025 Merger Transaction – Asset Acquisition in the notes to the condensed consolidated financial statements for more information about the 2025 Merger. The date of acquisition herein represents the date of the 2025 Merger; however, the projected LTC presented is as of the asset’s initial date of acquisition.

Real Property Controlled Subsidiaries (Joint Venture Investments)	Location	Type of Property	Date of Acquisition	Purchase Price (1)		Overview (Form 1-U)
RSE Peak Controlled Subsidiary (2)	Richland, WA	Multifamily	09/19/2016	$8,460,000		Initial	Update Update 2
RSE Aspect Promenade Controlled Subsidiary (4)	Raleigh, NC	Multifamily	03/29/2019	(3)	(3)	N/A	N/A
EVO Controlled Subsidiary	Las Vegas, NV	Multifamily	12/20/2019	$6,000,000		Initial	Update
RSE Lexington Controlled Subsidiary	Lithonia, GA	Multifamily	02/26/2021	$13,591,000		Initial	N/A
RSE Trellis Controlled Subsidiary	Marietta, GA	Multifamily	04/02/2021	$12,513,000		Initial	N/A
Quail Valley Controlled Subsidiary (6)	Charlotte, NC	Multifamily	09/01/2022	$13,891,000		Initial	N/A
Chase Heritage Controlled Subsidiary (6)(7)	Sterling, VA	Multifamily	09/01/2022	$22,827,000		Initial	N/A
Alon Controlled Subsidiary (6)	San Antonio, TX	Multifamily	09/01/2022	$6,516,000		Initial	N/A
FR Rental, LLC (6)	Los Angeles, CA	Mixed-Use	12/26/2024	$4,100,000		Initial	N/A
RRE F1 Controlled Subsidiary (6)	Los Angeles, CA	Single-family rental	12/29/2025	$3,269,000		Initial	N/A
(1)Purchase Price refers to the total price paid by us for our pro rata share of the equity in the controlled subsidiary.
(2)On February 14, 2025, the RSE Peak Controlled Subsidiary (“Fundrise Peak I, LLC”) sold the Villas at Meadow Springs Property for a sales price of approximately $61.8 million. Our distribution received from the sale totaled approximately $14.1 million. See Note 4, Investments in Equity Method Investees to the condensed consolidated financial statements for further information regarding this disposition.
(3)Aspect Promenade JV LP is a joint venture investment that, over the course of its investment period, held interests in three multifamily properties located in Hollywood, FL, Kissimmee, FL, and Raleigh, NC. On March 29, 2019, an affiliated entity contributed its ownership interest in the Raleigh, NC property to the joint venture, which reduced the Company’s ownership interest in Aspect Promenade JV LP to 44.1%. Subsequent to achieving return hurdles defined in the joint venture agreement, such as the sales described below, the Company’s limited partner percentage interest was 27.6% as of December 31, 2023. During 2022, Aspect Promenade JV LP sold the Hollywood, FL and Kissimmee, FL properties for aggregate sales proceeds of approximately $237.5 million, from which the Company received aggregate distributions of approximately $53.9 million. On August 15, 2025, Aspect Promenade JV LP sold the Sterling Town Center property located in Raleigh, NC for a sales price of approximately $74.2 million. The Company received a distribution of approximately $11.1 million from the net sales proceeds. The 2025 disposition represented the sale of the final property held by the joint venture and concluded the joint venture’s investment activity. See Note 4, Investments in Equity Method Investees in the notes to the condensed consolidated financial statements for further information regarding this disposition.

(4)On May 30, 2025, the Chase Heritage Controlled Subsidiary (“FR-MP Chase JV LLC”) sold the Chase Heritage Property for a sales price of approximately $72.0 million. Our distribution received from the sale totaled approximately $24.8 million. See Note 4, Investments in Equity Method Investees to the condensed consolidated financial statements for further information regarding this disposition.

(5)On December 26, 2024, the Company acquired a 25.0% Tenancy-in-Common (“TIC”) interest in FR Rental, LLC.
(6)This asset was acquired by the Company on December 29, 2025 in connection with the 2025 Merger. See Note 3, 2025 Merger Transaction – Asset Acquisition in the notes to the condensed consolidated financial statements for more information about the 2025 Merger. The date of acquisition and purchase price herein represent the date and relative fair value of the acquired asset as of the 2025 Merger, respectively.

As of March 31, 2026, the Company’s investments in companies that are accounted for under the equity method of accounting also included the initial and subsequent contributions to National Lending, LLC (“National Lending”) in exchange for ownership interests. See Note 11, Related Party Arrangements in the notes to the condensed consolidated financial statements for further information regarding National Lending.
In addition to the real estate and real estate-related investments described above, the Company also holds the following other investments:
Other Investments
On December 29, 2025, we acquired ownership of a “wholly-owned subsidiary,” FR-SB 1, LLC, (the “Saltbox Investment Controlled Subsidiary”) for an aggregate acquisition cost of approximately $1.2 million, representing the relative fair value of the acquired asset and the stated value of our equity interest in the Saltbox Investment Controlled Subsidiary (the “Saltbox Investment”). The Saltbox investment consists of approximately 1,586,954 shares of Series B preferred stock of Saltbox, Inc. See Note 7, Equity Securities, to the condensed consolidated financial statements for additional information. See the initial Form 1-U for an overview of the investment.
Additionally, on December 29, 2025, we acquired ownership of a “wholly-owned subsidiary,” FR-SB Warrants, LLC, (the “Saltbox Warrants Controlled Subsidiary”) for an acquisition cost of approximately $16,000, representing the relative fair value of the acquired asset. The Saltbox Warrants Controlled Subsidiary holds warrants to purchase shares of common stock of Saltbox, Inc. (the “Saltbox Warrants”). See the initial Form 1-U for an overview of the investment.
On January 2, 2026, the Fund invested approximately $18.0 million to purchase shares of Fundrise Real Estate Interval Fund, LLC, an affiliated real estate investment fund, at its then current net asset value per share. See Note 7, Equity Securities, to the condensed consolidated financial statements for additional information.

Results of Operations
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
For the three months ended March 31, 2026 and 2025, our results of operations are as follows (dollar amounts in thousands):

Results		Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	% Change (from 2025)	Explanation
Revenue
Rental revenue		$2,621	$2,173	21%	The increase in rental revenue was primarily attributable to the inclusion of two additional wholly owned rental real estate properties during the period.
Interest revenue		308	261	18%	The increase in interest revenue was primarily attributable to the inclusion of an additional investment in real estate debt during the period.
Other revenue	(a)	319	266	20%	The increase in rental revenue was primarily attributable to the inclusion of two additional wholly owned rental real estate properties during the period.
Total revenue		$3,248	$2,700	20%
Expenses
Property operating and maintenance	(b)	1,425	1,118	27%	The increase in property operating and maintenance expenses was primarily attributable to the inclusion of two additional wholly owned rental real estate properties during the period.
Investment management fees - related party		508	428	19%	The increase in investment management fees - related party, which are calculated as a percentage of net assets each quarter, was primarily attributable to assets acquired in connection with the 2025 Merger.
Depreciation and amortization		896	588	52%	The increase in depreciation and amortization expense was primarily driven by additional depreciation and amortization associated with the wholly owned rental real estate properties acquired in connection with the 2025 Merger.

General and administrative expenses	28	162	-83%	The decrease in general and administrative expenses was primarily attributable to adjustments to excise tax and state tax accruals assumed in connection with the Company’s 2025 merger, which reduced expenses during the current period.
Total expenses	$2,857	$2,296	24%
Other income (expense)
Interest income - related party	202	-	100%	The increase in interest income - related party is attributable to interest accrued on a promissory note receivable extended to National Lending, LLC, for which there was no comparable activity in the prior period.
Equity in earnings	(514)	13,737	-104%	The decrease in equity in earnings (losses) was primarily due to approximately $14.1 million of gains recognized from the disposition of an equity method investee during the three months ended March 31, 2025, with no comparable dispositions occurring during the three months ended March 31, 2026.
Dividend income	125	27	363%	The increase in dividend income was primarily driven by increased cash invested in a money market sweep account during the current period.
Interest expense, net	(1,159)	(929)	25%	The increase in interest expense, net was primarily driven by mortgage debt associated with the two additional wholly owned real estate properties during the period.
Interest expense - related party	-	(111)	-100%	The decrease in interest expense - related party was primarily attributable to the absence of outstanding related party notes during the three months ended March 31, 2026, compared to the prior period.

Decrease in fair value of derivative financial instruments	(18)	(91)	-80%	The decrease in fair value of derivative financial instruments was primarily driven by changes in the valuation of the interest rate cap agreements associated with mortgage payables on three rental real estate properties due to changes in market interest rates, remaining term to maturity, and market volatility relative to the prior period. The decrease was also impacted by a decline in the fair value of the Saltbox Inc. common stock warrants due to a lower valuation of the underlying equity.
Unrealized gain on equity securities	1,468	-	100%	The increase in unrealized gain on public equity securities primarily reflects unrealized appreciation on the Company’s investment in shares of Fundrise Real Estate Interval Fund, LLC, an affiliated real estate investment fund, acquired during the current period, partially offset by an unrealized loss recognized on the Saltbox, Inc. preferred stock based on an updated valuation analysis.
Total other income (expense)	$104	$12,633	-99%
(a)Other revenue consists primarily of common area maintenance charges, real estate tax refunds, and utility billback income billed to tenants.
(b)Property operating and maintenance expenses consist primarily of payroll and employee benefits, real estate taxes, property management fees, and costs associated with routine maintenance, cleaning, turnover services, and landscaping.
Sources of Operating Revenues and Cash Flows
We expect to primarily generate cash flows through the rental operations of our rental real estate properties, the distributions received from our investments in equity method investees, and the interest earned on our investments in real estate debt. We may also seek to acquire other investments which generate attractive returns without any leverage. See Note 2, Summary of Significant Accounting Policies–Revenue Recognition in the in the notes to the condensed consolidated financial statements included in this Quarterly Report for further detail.
Interest Rates
During its September, October, and December 2025 meetings, the Federal Reserve (the “Fed”) voted to cut its benchmark interest rate by 25 basis points each time, which was the first rate decrease since late 2024. Rates remained unchanged in the first quarter of 2026, and as of the date of this filing, the Fed has expressed uncertainty about whether rate cuts will continue. Real estate markets have faced persistent challenges following the Fed’s interest rate increases beginning in late 2022. A decline in rates and improvement in market balance may positively impact real estate values in future periods, creating higher returns for our real estate investments.

Recent Developments

Merger
Effective April 29, 2026, the Company completed the 2026 Merger with Fundrise eREIT. In connection with the 2026 Merger, Fundrise eREIT issued to the shareholders of the Company common shares of Fundrise eREIT based on an agreed upon Exchange Ratio. The Exchange Ratio was based on the Company’s NAV per share that was effective as of the date of the 2026 Merger, April 29, 2026. For more information about the 2026 Merger, please see the Prospectus found here.
Liquidity and Capital Resources
We obtain the capital to fund our investment activities and operating expenses from multiple sources, including secured or unsecured financings, borrowings under credit facilities, cash flow from operations, distributions from equity method investments, net proceeds from asset repayments and sales, and other financing transactions. We use this capital to invest in and manage a diversified portfolio of real estate investments and fund our operations. Our material cash requirements are primarily (i) funding new investments as opportunities arise, (ii) ordinary-course operating expenses and capital expenditures, and (iii) debt service. As of March 31, 2026, we had no unfunded commitments, have not identified any material capital expenditure requirements over the next twelve months, and have no mortgage maturities during the same period.
As of March 31, 2026, we had deployed approximately $208.7 million in net capital for twenty-four investments and had approximately $14.4 million in cash and cash equivalents. As a result of the 2026 Merger, Fundrise eREIT had approximately $32.9 million in cash and cash equivalents as of June 5, 2026. The Company has a continuous funding commitment to maintain a capital contribution amount of 5% of its assets under management to National Lending. As of March 31, 2026, the Company has satisfied this requirement and had no unfunded capital commitment related to this obligation. We anticipate that cash on hand, future cash flows from operations, and proceeds from potential future Offerings will provide sufficient liquidity to meet any future funding commitments and costs of operations for at least 12 months. Additionally, as part of our ownership interest of National Lending, we have the ability to utilize short-term bridge financing through promissory notes. See Note 11, Related Party Arrangements in the notes to the condensed consolidated financial statements for more information.
We may selectively employ leverage to enhance total returns to our shareholders through a combination of senior financing on our real estate acquisitions, secured facilities, and capital markets financing transactions. The Company had no outstanding unsecured Company level debt as of March 31, 2026. As a result of the 2026 Merger, Fundrise eREIT has approximately $58.1 million outstanding unsecured Company level debt as of June 5, 2026. This does not include any debt secured by the real property of our consolidated or unconsolidated investments. Our targeted portfolio-wide leverage is between 50-85% of the greater of the cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets. During periods when we are growing our portfolio, we may employ greater leverage on individual assets (that will also result in greater leverage of the initial portfolio) in order to quickly build a diversified portfolio of assets. We seek to secure conservatively structured leverage that is long-term, non-recourse, non-mark-to-market financing to the extent obtainable on a cost-effective basis. To the extent a higher level of leverage is employed it may come either in the form of government-sponsored programs or other long-term, non-recourse, non-mark-to-market financing. Our Manager may from time to time modify our leverage policy in its discretion in light of then-current economic conditions, relative costs of debt and equity capital, market values of our assets, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. It is our policy to not borrow more than 85% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets. We cannot exceed the leverage limit of our leverage policy unless any excess in borrowing over such level is approved by our Manager’s investment committee.
Additionally, because certain of our investments include both current interest payments and interest paid-in kind upon redemption of our investments, there may be differences between net income from operations and cash flow generated from our investments.
We seek to manage liquidity and capital resources to support our long-term investment strategy. Our ability to grow and diversify our portfolio is influenced, in part, by our ability to raise additional capital through the issuance of common shares. To the extent capital raising activity is lower than anticipated, the pace of new investments and portfolio diversification may be reduced. In addition, because we incur certain fixed operating expenses, slower capital growth could increase such expenses as a percentage of gross income and may affect the level of distributions over time.

Other Details
Redemption Plan
Although we do not intend to list our common shares for trading on a stock exchange or other trading market, we have adopted a redemption plan designed to provide our shareholders with limited liquidity for their investment in our shares. The Company’s redemption plan provides that on a quarterly basis, subject to certain exceptions, a shareholder could obtain liquidity as described in detail in our Offering Circular. Our Manager may, in its sole discretion, amend, suspend, or terminate the redemption plan at any time, including to protect our operations and our non-redeemed shareholders, to prevent an undue burden on our liquidity, to preserve our status as a REIT, following any material decrease in our NAV, or for any other reason.

As of both March 31, 2026 and December 31, 2025, approximately 9.1 million common shares, respectively, had been submitted for redemption since operations commenced, and 100% of such redemption requests have been honored. During the third quarter of 2025, our Manager temporarily suspended our redemption plan. As of March 31, 2026, we are not currently processing redemption requests. Following the 2026 Merger, shareholders of the Company will have the opportunity to redeem shares from the Fundrise eREIT, in accordance with its redemption plan, as described in detail in the Prospectus.

Distributions
To maintain our qualification as a REIT, we are required to make aggregate annual distributions to our shareholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain), and to avoid federal income and excise taxes on retained taxable income and gains we must distribute 100% of such income and gains annually. Our Manager may authorize distributions in excess of those required for us to maintain REIT status and/or avoid such taxes on retained taxable income and gains depending on our financial condition and such other factors as our Manager deems relevant. Provided we have sufficient available cash flow, we intend to authorize and declare distributions based on daily record dates and pay distributions on a quarterly or other periodic basis. We have not established a minimum distribution level. During the three months ended March 31, 2026 and 2025, the Company did not recognize any excise tax.
When calculated on a tax basis, distributions were made 100% from capital gains for both the three months ended March 31, 2026 and the year ended December 31, 2025. For the three months ended March 31, 2025, cash distributions exceeded net cash provided by operating activities. Accordingly, a portion of distributions was funded from returns of investment received from equity method investees.
While we are under no obligation to do so, we have in the past and expect in the future to declare and pay distributions quarterly in arrears; however, our Manager may declare other periodic distributions as circumstances dictate. In order that investors may generally begin receiving distributions immediately upon our acceptance of their subscription, we expect to authorize and declare distributions based on daily record dates. However, there may also be times when our Manager elects to reduce our rate of distributions in order to preserve or build up a higher level of liquidity at the Company level.
Any distributions that we make will directly impact our NAV by reducing our assets. Our goal is to provide a reasonably predictable and stable level of current income, through quarterly or other periodic distributions, while at the same time maintaining a fair level of consistency in our NAV. Over the course of a shareholder’s investment, the shareholder’s distributions plus the change in NAV per share (either positive or negative) will produce the shareholder’s total return.
Our distributions will generally constitute a return of capital to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. To the extent that a distribution is treated as a return of capital for U.S. federal income tax purposes, it will reduce a shareholder’s adjusted tax basis in the shareholder’s shares, and to the extent that it exceeds the shareholder’s adjusted tax basis will be treated as gain resulting from a sale or exchange of such shares.
For further details, please see Note 8, Distributions in our condensed consolidated financial statements.

Outlook and Recent Trends
Real estate has seen significant headwinds since the Federal Reserve (the “Fed”) first began raising rates in late 2022 to combat inflation. Over the past several years, a combination of higher interest rates, lower valuations, and a softer rental market has made real estate a challenging asset class from a return and valuation perspective. During 2025, the real estate market operated amid continued macroeconomic uncertainty and constrained capital markets. Within real estate, performance continues to diverge between property sectors. Single family rent continued to grow in 2025, while multifamily rent experienced modest softening.

We seek to identify and make our investments according to large macroeconomic trends precisely because we believe those trends are likely to drive outsized growth, which in turn can deliver above average performance. Despite growing concerns about the broader economic environment, the Fundrise portfolio continued to benefit from the underlying fundamentals of its asset base. Across much of the portfolio, disciplined asset management and diversification helped support operating performance during a period of limited transaction activity and reduced liquidity in private real estate markets. For many real estate investors, this translated into a year of consolidation, with property values remaining relatively stable rather than experiencing a broad recovery.

Although macroeconomic conditions were impacted by the unexpected introduction of tariffs in 2025, those measures were subsequently struck down in February 2026, and the longer-term economic effects of such policy changes remain uncertain. Notwithstanding this volatility, several economic indicators continue to suggest a slowing growth environment. Economic growth is slowing, the US consumer (especially the middle class) is getting increasingly stretched thin and inflation (but for the short-term impact of tariff-related pricing changes) should and would be continuing to slow. We believe that this will result in the easing of restrictive monetary policy and will bring about lower overall rates and a more normalized long-term risk-free rate of return, which we believe over time will manifest in higher asset values. In September, October, and December 2025, the Fed cut its benchmark interest rate by 25 basis points. As we look ahead, we believe that interest rates will continue to decline, although the timing and magnitude of any future changes remain uncertain.

Looking ahead to 2026, we believe market conditions may be approaching an inflection point, as certain institutional investors and advisors have characterized it as a potentially attractive buying opportunity going into 2026. Our investment approach remains focused on disciplined capital deployment across both equity and credit strategies, aligned with our long-term objectives and responsive to evolving market conditions. Just as higher rates and softer real estate fundamentals have kept values depressed, the combined benefit of lower rates and a reversed supply demand imbalance is likely to see values appreciate. We expect that the assets acquired during this period of depressed pricing and falling interest rates will be one of the largest drivers of outsized returns in the future.

Off-Balance Sheet Arrangements
As of March 31, 2026 and December 31, 2025, we had no off-balance sheet arrangements.
Related Party Arrangements
For further information regarding “Related Party Arrangements,” please see Note 11, Related Party Transactions, in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report is based on our Condensed Consolidated Financial Statements, which are prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty and actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. For a complete description of our accounting policies, see Note 2, Summary of Significant Accounting Policies in our annual consolidated financial statements included in the Form 1-K.
The Company’s critical accounting estimates are disclosed in the Form 1-K. There have been no material changes to these estimates during the three months ended March 31, 2026, and no significant updates were made to the underlying methodologies or assumptions since the date of the Form 1-K, which can be found here.

Recent Accounting Pronouncements
The Financial Accounting Standards Board has released several Accounting Standards Updates (“ASUs”) that may have an impact on our financial statements. See Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements in the notes to the condensed consolidated financial statements included in this Quarterly Report for discussion of the relevant ASUs. We are currently evaluating the impact of the ASUs not yet adopted on our financial statements and determining our plan for adoption.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report was made under the supervision and with the participation of our management, including the persons performing the functions of principal executive officer ("CEO") and principal financial officer (“CFO”) for us. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
The disclosures otherwise required by Item 308(c) of Regulation S-K are not applicable to the Company at this time due to the transition periods provided by Exchange Act Rule 15d-15(d).

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
As of the date of the Condensed Consolidated Financial Statements, we are not currently named as a defendant in any active or pending material litigation. However, it is possible that the Company could become involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, management is not aware of any litigation likely to occur that we currently assess as being significant to us.
Item 1A.    Risk Factors
We face risks and uncertainties that could affect us and our business as well as the real estate industry generally. These risks are outlined under the heading “Risk Factors” contained in the Prospectus. In addition, new risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. These risks could result in a decrease in the value of our common shares. Other than the below, there have been no material changes in our risk factors from those described in the Prospectus.
Geopolitical instability, including ongoing conflicts in Iran, and a prolonged period of elevated or rising interest rates could adversely impact our business, financial condition and results of operations.

Geopolitical tensions and armed conflicts, including the ongoing conflicts in Iran, have increased global economic uncertainty and contributed to volatility in financial markets, energy prices and capital flows. The continuation or escalation of such conflicts, or the expansion of such conflicts into neighboring regions, could disrupt global supply chains, increase inflationary pressures and lead to further instability in credit and equity markets. These developments may negatively impact investor sentiment, reduce capital formation and limit the availability of financing for investments held by the Company.

In addition, central banks, including the Fed, have maintained or may further implement restrictive monetary policies in response to inflation and geopolitical risks. Sustained higher interest rates, or further increases in interest rates, have and may continue to adversely affect real estate values, transaction activity and the availability and cost of debt financing. As disclosed in our Prospectus, our real estate investments are subject to risks associated with rising interest rates and adverse market conditions. Higher borrowing costs and capitalization rates may reduce property valuations, increase debt service obligations and decrease returns on our investments.

These factors may also reduce demand for real estate, delay or prevent development and refinancing activities, and increase the likelihood of tenant defaults or vacancies across our portfolio. In addition, market volatility and uncertainty may lead to reduced investor demand for our investments or increased redemption activity, which could adversely affect our revenues, which are primarily derived from fees based on assets under management.

The extent to which geopolitical conflicts and interest rate conditions impact our business will depend on numerous evolving factors, including the duration and severity of such conflicts, governmental and central bank responses, and the resulting effects on global and U.S. economic conditions. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a)During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act.
b)Not applicable.
c)During the third quarter of 2025, our Manager temporarily suspended our share redemption plan, in advance of the proposed merger involving the Company. Accordingly, we did not redeem or repurchase any shares of our common stock during the three months ended March 31, 2026.
Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
Index to Exhibits

Exhibit No.	Description
2.1*
Agreement of Merger and Plan of Reorganization, dated April 29, 2026, by and among Fundrise eREIT, LLC and each of Fundrise Development eREIT, LLC, Fundrise Equity REIT, LLC, Fundrise East Coast Opportunistic REIT, LLC, Fundrise Growth eREIT II, LLC, Fundrise Growth eREIT III, LLC, Fundrise Midland Opportunistic REIT, LLC and Fundrise West Coast Opportunistic REIT, LLC (incorporated by reference to the copy thereof filed as Exhibit 2.1 to the Company’s Form 8-K filed on May 4, 2026).

3.1*	Certificate of Formation (incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on February 5, 2026).
3.2*
Amended and Restated Operating Agreement of Fundrise eREIT, LLC, dated as of April 29, 2026 (incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company’s Form 8-K filed on May 4, 2026).

10.1*
Form of License Agreement by and between Fundrise, LLC and Fundrise eREIT, LLC (incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on February 5, 2026).

10.2*
Form of Shared Services Agreement, by and between Rise Companies Corp. and Fundrise Advisors, LLC (incorporated by reference to the copy thereof filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed on February 5, 2026).

10.3*
Form of Real Estate Services Agreement by and between Fundrise eREIT, LLC and Fundrise Real Estate, LLC (incorporated by reference to the copy thereof filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on February 5, 2026).

31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet (Unaudited) of Fundrise eREIT, LLC, (ii) the Notes to Consolidated Balance Sheets (Unaudited) of Fundrise eREIT, LLC, (iii) Consolidated Balance Sheet (Unaudited) of Fundrise Equity REIT, LLC, (iv) Consolidated Statement of Operations (Unaudited) of Fundrise Equity REIT, LLC, (v) Consolidated Statement of Changes in EquityMembers’ Equity (Unaudited) of Fundrise Equity REIT, LLC, (vi) Consolidated Statement of Cash Flows (Unaudited) of Fundrise Equity REIT, LLC, and (vii) the Notes to Consolidated Financial Statements (Unaudited) of Fundrise Equity REIT, LLC

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________
*Previously filed
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUNDRISE EREIT, LLC
By: Fundrise Advisors, LLC, its manager

By:	/s/ Benjamin S. Miller
Name: Benjamin S. Miller
Title: Chief Executive Officer (Principal Executive Officer) of Fundrise Advisors, LLC

By:	/s/ Alison A. Staloch
Name: Alison A. Staloch
Title: Chief Financial Officer (Principal Financial and Accounting Officer) of Fundrise Advisors, LLC

Date: June 5, 2026