Form 10-Q
period 2026-06-30
Fundrise eREIT, LLC
filed 2026-08-13
CIK 2093809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 13, 2026, there were 56,995,835 outstanding shares of common stock of Fundrise eREIT, LLC.

EXPLANATORY NOTE
The financial statements included in this Quarterly Report on Form 10-Q of Fundrise eREIT, LLC (the “Company”) include the financial condition and results of operations of the Company and Fundrise Equity REIT, LLC (“Equity REIT”), which has been identified as the accounting predecessor to the Company.
On April 29, 2026 (the “Merger Date”), Equity REIT and several other affiliated real estate investment trusts ("REITs") merged, with the Company surviving the merger. Although the Company is the legal successor entity, Equity REIT was determined to be the accounting acquirer and accounting predecessor for financial reporting purposes. Accordingly, the Company’s financial statements for periods prior to the Merger Date present the historical financial condition and results of operations of Equity REIT.

1

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
The forward-looking statements included in this Quarterly Report are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties, and accordingly we can give no assurance that such expectations, plans, estimates, assumptions and beliefs are correct or will be achieved. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance may differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:
•risks associated with the Merger (as defined below), including the integration of the businesses and achieving expected revenue synergies or cost savings as a result of the Merger and unexpected costs or unexpected liabilities that may arise from the Merger;
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
•our failure to maintain our status as a real estate investment trust (a "REIT");
•failure of acquisitions to yield anticipated results;

•risks associated with derivatives or hedging activity;
•our level of debt and the terms and limitations imposed on us by our debt agreements;
•the need to invest additional equity in connection with debt refinancings as a result of reduced asset values;
•our ability to retain our executive officers and other key personnel of our Manager, our property manager and their affiliates;
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
•our ability to access sources of liquidity when we have the need to fund redemptions of common shares in excess of the proceeds from the sales of our common shares in our offerings or funds from our operations and the consequential risk that we may not have the resources to satisfy redemption requests; and
•our compliance with applicable local, state and federal laws, including the Investment Advisers Act of 1940, as amended (the “Advisers Act”), the Investment Company Act of 1940, as amended (the "Investment Company Act") and other laws; and
•the other risks identified in this Quarterly Report and in Fundrise Equity REIT, LLC's Annual Report on Form 1-K which may be accessed here, including, without limitation, those under headings "Business" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the Company’s information statement/prospectus pursuant to Rule 424(b) of the Securities Act on April 27, 2026 (the “Prospectus”) which may be accessed here, including, without limitation, those under headings "Risk Factors," "Description of Fundrise eREIT's Business and Properties," "Management's Discussion and Analysis of Financial Condition and Results of Operations of Fundrise Equity REIT, LLC."

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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
INDEX TO CONDENSED FINANCIAL STATEMENTS OF FUNDRISE EREIT, LLC
(Unaudited)

Fundrise eREIT, LLC
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	As of June 30, 2026 (unaudited)	As of December 31, 2025
ASSETS
Cash and cash equivalents	$43,605	$33,867
Restricted cash	6,512	3,923
Other assets, net	1,750	1,126
Due from related party	36,903	16,803
Investments in real estate debt	12,944	12,616
Investments in equity securities	19,884	1,163
Investments in equity method investees, net	230,850	61,231
Investments in real estate properties, net	467,337	144,216
Total Assets	$819,785	$274,945

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$6,219	$4,342
Due to related party	1,596	1,741
Distributions payable	38,115	11
Redemptions payable	23,775	31
Other liabilities	2,750	449
Mortgages payable and credit facility, net	206,897	74,651
Total Liabilities	279,352	81,225

Commitments and Contingencies (Note 13)

Equity:
Members' Equity:
Common shares, net of redemptions; unlimited shares authorized; 59,413,939 and 23,649,384 shares issued and 57,007,668 and 14,573,663 shares outstanding as of June 30, 2026 and December 31, 2025	544,643	174,831
Retained earnings (accumulated deficit) and cumulative distributions	(20,123)	18,889
Total Members’ Equity	524,520	193,720
Non-controlling interests	15,913	-
Total Equity	540,433	193,720
Total Liabilities and Equity	$819,785	$274,945
The accompanying notes are an integral part of these condensed consolidated financial statements.

Fundrise eREIT, LLC
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026 (unaudited)	June 30, 2025 (unaudited)	June 30, 2026 (unaudited)	June 30, 2025 (unaudited)
Revenue
Rental revenue	$5,251	$2,067	$7,872	$4,240
Interest revenue	644	268	1,154	529
Other revenue	977	279	1,296	545
Total revenue	6,872	2,614	10,322	5,314

Expenses
Property operating and maintenance	2,661	1,212	4,086	2,330
Investment management and other fees - related party	1,350	411	1,858	839
Depreciation and amortization	3,013	590	3,909	1,178
General and administrative expenses	765	157	793	319
Total expenses	7,789	2,370	10,646	4,666

Other income (expense)
Equity in earnings (losses)	(3,478)	1,451	(3,992)	15,188
Dividend income	314	58	439	85
Interest expense, net	(2,521)	(961)	(3,680)	(1,890)
Interest expense - related party	-	(89)	-	(200)
Increase (decrease) in fair value of derivative financial instruments	1	(135)	(17)	(226)
Unrealized gain (loss) on equity securities	(747)	-	721	-
Total other income (expense)	(6,431)	324	(6,529)	12,957

Net income (loss)	$(7,348)	$568	$(6,853)	$13,605

Less: Net income (loss) attributable to non-controlling interest	19	-	19	-
Net income (loss) attributable to controlling interest	$(7,367)	$568	$(6,872)	$13,605

Net income (loss) per basic and diluted common share	$(0.16)	$0.05	$(0.23)	$1.17
Weighted average number of common shares outstanding, basic and diluted	45,088,604	11,333,744	29,915,429	11,615,296
The accompanying notes are an integral part of these condensed consolidated financial statements.

Fundrise eREIT, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Amounts in thousands, except share data)

	Common Shares		Retained Earnings (Accumulated Deficit)	Total Members' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
December 31, 2025	14,573,663	$174,831	$18,889	$193,720	$-	$193,720
Issuance of common shares in connection with the Merger	44,840,276	394,552	-	394,552	-	394,552
Offering costs	-	(706)	-	(706)	-	(706)
Distributions declared on common shares	-	-	(32,140)	(32,140)	-	(32,140)
Redemptions of common shares	(2,406,271)	(24,034)	-	(24,034)	-	(24,034)
Non-controlling interests	-	-	-	-	15,894	15,894
Net income (loss)	-	-	(6,872)	(6,872)	19	(6,853)
June 30, 2026 (unaudited)	57,007,668	$544,643	$(20,123)	$524,520	$15,913	$540,433

	Common Shares		Retained Earnings (Accumulated Deficit)	Total Members' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
December 31, 2024	11,900,001	$131,003	$2,337	$133,340	$-	$133,340
Offering costs	-	(37)	-	(37)	-	(37)
Distributions declared on common shares	-	-	(144)	(144)	-	(144)
Redemptions of common shares	(1,049,785)	(16,976)	-	(16,976)	-	(16,976)
Net income	-	-	13,605	13,605	-	13,605
June 30, 2025 (unaudited)	10,850,216	$113,990	$15,798	$129,788	$-	$129,788
The accompanying notes are an integral part of these condensed consolidated financial statements.

Fundrise eREIT, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	For the Six Months Ended June 30, 2026 (unaudited)	For the Six Months Ended June 30, 2025 (unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$(6,853)	$13,605
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses	3,992	(15,188)
Return on investment from equity method investees	-	4,071
Amortization of deferred rental revenue	(108)	-
Depreciation and amortization	3,909	1,178
Amortization of below-market lease	35	-
Amortization of below-market debt	16	-
Amortization of debt issuance costs	70	35
Amortization of deferred leasing costs	171	-
Credit loss expense	68	16
Interest revenue received in kind, net of payments	(328)	(295)
(Increase) decrease in fair value of derivative financial instruments	17	226
Unrealized gain on equity securities	(721)	-
Changes in assets and liabilities:
Net (increase) decrease in other assets	1,648	(170)
Net increase (decrease) in accounts payable and accrued expenses	(2,178)	(387)
Net (increase) decrease in due from related party	(300)	-
Net increase (decrease) in due to related party	(1,410)	915
Net increase (decrease) in other liabilities	(127)	(33)
Net cash provided by (used in) operating activities	(2,099)	3,973
INVESTING ACTIVITIES:
Issuance of note receivable - related party	(2,700)	-
Investment in equity securities	(18,000)	-
Investment in equity method investees	(2,760)	(25)
Return of investment from equity method investees	333	34,784
Improvements of real estate properties	(1,226)	(91)
Investment in derivative financial instruments	(81)	(138)
Cash and restricted cash acquired in connection with the Merger	26,018	-
Cash and restricted cash recognized upon consolidation of equity method investments post-Merger	13,578	-
Net cash provided by investing activities	15,162	34,530
FINANCING ACTIVITIES:
Proceeds from notes payable - related party	-	22,000
Repayment of notes payable - related party	-	(22,000)
Repayment of mortgage payable and credit facility	(53)	(34)
Redemptions paid	(325)	(17,210)
Distributions paid	-	(8,848)
Offering costs paid	(358)	(26)
Net cash used in financing activities	(736)	(26,118)

Net increase (decrease) in cash and cash equivalents and restricted cash	12,327	12,385
Cash and cash equivalents and restricted cash, beginning of period	37,790	9,074
Cash and cash equivalents and restricted cash, end of period	$50,117	$21,459

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Non-cash transactions in connection with the Merger:
Issuance of common shares to shareholders of each Merger Entity	$394,552	$-
Debt assumed in the Merger	$(143,831)	$-
Net assets (exclusive of cash and debt assumed) acquired in the Merger (1)	$512,365	$-
Non-cash transactions upon consolidation of equity method investments post-Merger:
Other assets recognized upon consolidation	$456	$-
Due from related party recognized upon consolidation	$30,335	$-
Investments in real estate properties recognized upon consolidation	$158,456	$-
Accounts payable and accrued expenses recognized upon consolidation	$(629)	$-
Other liabilities recognized upon consolidation	$(530)	$-
Mortgage payable recognized upon consolidation	$(68,771)	$-
Non-controlling interests recognized upon consolidation	$15,894	$-
Elimination of due from related party upon consolidation	$(36,598)	$-
Elimination of investment in equity method investees upon consolidation	$(160,197)	$-
Elimination of notes payable - related party upon consolidation	$80,388	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - related party note	$-	$200
Interest paid - mortgages payable and credit facility	$3,552	$2,062
(1) For more information about the Merger, refer to Note 3, Merger Transaction – Asset Acquisition.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fundrise eREIT, LLC
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.Formation and Organization
Fundrise eREIT, LLC (the “Company”) was formed on October 16, 2025, as a Delaware limited liability company and commenced operations on April 29, 2026, following its merger with Fundrise Equity REIT, LLC, Fundrise Development eREIT, LLC, Fundrise East Coast Opportunistic REIT, LLC, Fundrise Growth eREIT II, LLC, Fundrise Growth eREIT III, LLC, Fundrise Midland Opportunistic REIT, LLC and Fundrise West Coast Opportunistic REIT, LLC (collectively the “Merger Entities”), with the Company as the surviving entity (the "Merger"). In connection with the Merger, the Company issued to the shareholders of each Merger Entity's common shares based on an agreed upon exchange ratio (“Exchange Ratio”). The Exchange Ratio was based on each Merger Entity's net asset value per share that was effective as of the date of the Merger. As used herein, the “Company”, “we”, “us”, and “our” refer to Fundrise eREIT, LLC except where the context otherwise requires.
The Company has one operating and reportable segment consisting of investments in real estate. The Company was organized to primarily originate, invest in and manage a diversified portfolio of residential and commercial real estate properties, as well as commercial real estate-related debt (including commercial mortgage-backed securities (“CMBSs”), collateralized debt obligations (“CDOs”), real estate investment trust ("REIT") senior unsecured debt), and other select real estate-related assets, where the underlying assets primarily consist of such properties and investments. The Company may make its investments through majority-owned entities, joint ventures, and co-investment arrangements, some of which may offer rights to receive preferred economic returns. Each investment in real estate properties is acquired by a limited liability company that is a subsidiary of ours. These subsidiaries are consolidated in these financial statements.

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
We intend to qualify as a REIT for federal income tax purposes beginning with the year ending December 31, 2026. The Company has three taxable REIT subsidiaries ("TRS's"), a subsidiary that is intended to qualify as an Opportunity Fund pursuant to Section 1400Z-2 of the Internal Revenue Code of 1986, as amended (the "Code"), and has elected to treat certain wholly owned subsidiaries as qualified REIT subsidiaries (“QRSs”).

The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and files periodic reports with the SEC. The Company may in the future file a registration statement under the Securities Act of 1933, as amended (the "Securities Act") to register an offering of its common shares or other securities, subject to review by, and effectiveness or declaration of effectiveness by, the SEC, as applicable. Any future offering, including the amount and terms of securities offered, will be determined by the Manager. The Manager has the authority to issue an unlimited number of common shares.

2.Summary of Significant Accounting Policies
Basis of Presentation
Although the Company is the legal successor to the Merger, Fundrise Equity REIT, LLC ("Equity REIT") was determined to be the accounting acquirer and accounting predecessor for financial reporting purposes. Accordingly, the financial statements for periods prior to April 29, 2026 reflect the historical financial condition and results of operations of Equity REIT. See Note 3, Merger Transaction - Asset Acquisition, for additional information regarding the Merger.
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

All adjustments considered necessary for a fair presentation of the Company’s financial position have been included and are of a normal and recurring nature. Interim results are not necessarily indicative of operating results for any other interim period or for the entire year. The condensed consolidated financial statements as of June 30, 2026 and certain related disclosures are unaudited and may not include year-end adjustments to make those financial statements comparable to audited results. The condensed balance sheet as of December 31, 2025 and certain related disclosures are derived from Equity REIT's audited financial statements filed with the Company’s information statement/prospectus filed pursuant to Rule 424(b) of the Securities Act on April 27, 2026 (the “Prospectus”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company and Equity REIT’s financial statements and notes thereto included in the Prospectus.

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to current year presentation. On the condensed consolidated balance sheets, the Company reclassified the following: i) intangible assets (including acquired in-place leases, above-market leases, and other identified intangible assets) from "Intangible lease assets, net" to "Investments in real estate properties, net"; ii) properties undergoing improvements or redevelopment from "Investments in real estate held for improvement" to "Investments in real estate properties, net"; and iii) derivative financial instruments from "Derivative financial instruments" to "Other assets."

Estimates
The preparation of the condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. To mitigate the risk of concentration associated with cash and cash equivalents, as well as restricted cash, funds are held with creditworthy institutions and, at certain times, temporarily swept into insured programs overnight to reduce single firm concentration risk. Amounts on deposit may exceed federal deposit insurance limits. To date, the Company has not experienced any material losses with respect to cash and cash equivalents or restricted cash.
Principles of Consolidation
We consolidate entities when we own, directly or indirectly, a majority interest in the entity or are otherwise able to control the entity. We consolidate variable interest entities (“VIEs”) in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, if we are the primary beneficiary of the VIE as determined by our power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means. All intercompany balances and transactions have been eliminated in consolidation.
Prior to the Merger, Equity REIT held certain real estate investments through entities accounted for under the equity method, specifically FR-ICG EVO Parent LLC, National Lending, LLC ("National Lending"), and FR Rental, LLC. Subsequent to the Merger, those entities became consolidated subsidiaries of the Company and are consolidated from April 29, 2026 forward. Accordingly, the Company's consolidated financial statements reflect the full consolidation of these entities' assets, liabilities, revenues, and expenses beginning April 29, 2026. The non-controlling interests ("NCI") on the condensed consolidated balance sheets are related to the ownership interests held by third parties in FR-ICG EVO Parent LLC and National Lending, LLC, in which the Company has a controlling financial interest. Net income or loss attributable to the NCI is presented separately in the accompanying condensed consolidated statements of operations. The Company's NCI in FR-ICG EVO Parent LLC as of June 30, 2026 and December 31, 2025 was approximately $396,000 and $0, respectively. The Company's NCI in National Lending as of June 30, 2026 and December 31, 2025 was approximately $15.5 million and $0, respectively.

As of June 30, 2026, the Company has identified Mezza JV LP (the parent entity of the Mezza subsidiary) and HCP Project Company, LLC as VIEs; however, we are not the primary beneficiary and therefore account for these investments under the equity method of accounting.

Additionally, as of June 30, 2026, the Company has identified FR-ICG EVO Parent LLC (the parent entity of the majority-owned subsidiary that owns a property located in Las Vegas, NV (the "EVO Controlled Subsidiary") as a VIE that is consolidated in our financial statements. The Company has evaluated its involvement with the entity and determined that it is the primary beneficiary, as it has the power to direct the activities that most significantly impact the entity’s economic performance, and the obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE. Transactions between the Company and the non-controlling interest holders are accounted for as equity transactions in the consolidated financial statements. As of December 31, 2025, we did not have any VIEs. See Note 14, Variable Interest Entities for further information.

Asset Acquisitions

The Company evaluates acquisitions to determine whether the transaction represents a business combination or an asset acquisition. The investments we acquire typically are not businesses as defined by ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business. Under this guidance, a business is defined as a set that includes inputs and substantive processes that together contribute to the ability to create outputs. If there is no substantive process acquired by the Company or substantially all of the fair value is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business and the transaction is accounted for as an asset acquisition. For asset acquisitions, qualifying acquisition costs are capitalized as part of the cost of the acquired assets, and identifiable assets (including physical assets and in-place leases), liabilities assumed and any non-controlling interests are measured by allocating the cost of the acquisition on a relative fair value basis.

Cash and Cash Equivalents

Cash equivalents consist of money market funds as of June 30, 2026 and December 31, 2025. Cash may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash with major financial institutions. To date, the Company has not experienced any losses with respect to cash.

Restricted Cash

Restricted cash consists of cash balances restricted in use by contractual obligations with third parties. This may include funds escrowed for tenant security deposits, real estate taxes, property insurance, and mortgage escrows required by lenders on certain of our properties to be used for future building renovations or tenant improvements.

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated on the basis of weighted-average number of common shares outstanding during the period. Basic earnings (loss) per share is computed by dividing income available to members by the weighted-average common shares outstanding during the period. Diluted net income (loss) per common share equals basic net income (loss) per common share as there were no potentially dilutive securities outstanding during both the three and six months ended June 30, 2026 and 2025.

Offering Costs

Offering costs represent costs incurred by the Company in the qualification of any future offering and the marketing and distribution of common shares, and include, without limitation, expenses for printing, and amending offering statements or supplementing offering circulars, mailing and distributing costs, telephones, internet and other telecommunications costs, all advertising and marketing expenses, charges of experts and fees, expenses and taxes related to the filing, registration and qualification of the sale of shares under federal and state laws, including taxes and fees and accountants’ and attorneys’ fees.

Investments in Equity Method Investees

If it is determined that we do not have a controlling interest in a joint venture through our financial interest in a VIE or through our voting interest in a VIE and we have the ability to provide significant influence, the equity method of accounting is used. Under this method, the investment is originally recorded at cost and adjusted for contributions, distributions, basis difference, and to recognize our share of net earnings or losses of the affiliate as they occur, with losses limited to the extent of our investment in, advances to, and commitments to the investee.

Distributions received from an equity method investee are recognized as a reduction in the carrying amount of the investment. If distributions are received from an equity method investee that would reduce the carrying amount of an equity method investment below zero, the Company evaluates the facts and circumstances of the distributions to determine the appropriate accounting for the excess distribution, including an evaluation of the source of the proceeds and implicit or explicit obligations or commitments to provide additional financial support to the equity method investee. Where the Company has a significant commitment or obligation to fund the investee, the excess distribution results in an equity method liability and the Company continues to record its share of the equity method investee's earnings and losses. Where the Company has no implicit or explicit obligation to provide additional financial support to the investee, the excess distribution is recorded as a gain from equity method investee. When the Company does not have a significant requirement to contribute additional capital over and above the original capital commitment and the carrying value of the investment in the unconsolidated venture is reduced to zero, the Company discontinues applying the equity method of accounting unless the venture has an expectation of an imminent return to profitability. If the venture subsequently reports net income, the equity method of accounting is resumed only after the Company’s share of that net income equals the share of net losses or distributions not recognized during the period the equity method was suspended.

With regard to distributions from equity method investees, we utilize the cumulative earnings approach to determine whether distributions from equity method investments are returns on investment (cash inflow from operating activities) or returns of investment (cash inflow from investing activities). Using the cumulative earnings approach, the Company compares cumulative distributions received for each investment, less distributions received in prior periods that were determined to be returns of investment, with the Company’s cumulative equity in earnings. Generally, cumulative distributions received that do not exceed cumulative equity in earnings represent returns on investment and cumulative distributions received in excess of the cumulative equity in earnings represent returns of investment.

The Company evaluates its investment in equity method investees for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. If it is determined that an impairment exists and is other than temporary, then the Company estimates the fair value of the investment using various valuation techniques, including, but not limited to, discounted cash flow models, which consider inputs such as the Company’s intent and ability to retain its investment in the entity, the financial condition and long-term prospects of the entity, and the expected term of the investment. If the Company determined any decline in value is other-than-temporary, the Company would recognize an impairment charge to reduce the carrying value of its investment to fair value. No impairment losses were recorded related to equity method investees for the three and six months ended June 30, 2026 and 2025.

Investments in Real Estate Debt

Our investments in real estate debt are generally classified as held to maturity, as we have both the intent and ability to hold these investments until maturity. Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments and unfunded commitments, if applicable, unless such loans or investments are deemed to be impaired. The Company’s investments in real estate debt are subject to periodic analysis for potential credit loss.

For purposes of determining our allowance for credit losses, we pool financial assets that have similar risk characteristics. We have aggregated our financial assets by financial instrument type, but have a limited history of incurred losses and consequently have elected to utilize a probability of default (“PD”) and loss given default (“LGD”) methodology. The Company’s determination of credit losses is based on several factors, including but not limited to historical loss experience, current and expected market conditions, as well as reasonable and supportable forecasts regarding the borrower’s intent and ability to repay principal and interest over the term of the loan. Periodically, the Company may identify an individual loan for impairment. When we identify a loan impairment, the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows are not readily determinable, the loan is written down to the fair value of the underlying collateral. We may base our valuation on a loan’s observable market price, if available, or the fair value of the collateral, net of selling costs, if the repayment of the loan is expected to be provided solely by the sale of the collateral. During the three and six months ended June 30, 2026 and 2025, no investments in real estate debt had an associated credit loss.

We have certain investments that are legally structured as equity investments in subsidiaries with rights to receive preferred economic returns (referred to throughout these consolidated financial statements as “preferred equity” investments). We report these investments as investments in real estate debt when the common equity holders have a contractual obligation to redeem our preferred equity interest at a specified date.

Investment in Real Estate Properties

 Our investments in real estate properties may include the acquisition of unimproved land, homes, townhomes or condominiums, office space, or industrial properties that are (i) held as rental real estate properties or (ii) held for redevelopment or are in the process of being renovated.

In accordance with FASB ASC 805, Business Combinations, the Company first determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired does not constitute a business, the Company accounts for the transaction as an asset acquisition. The guidance for business combinations states that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. All property acquisitions to date have been accounted for as asset acquisitions.

Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, site improvements, acquired in-place leases, above-market leases, and other identified intangible assets), intangible liabilities (including below-market leases), and assumed liabilities, and allocates the purchase price on a relative fair value basis (including capitalized acquisition costs) to the acquired assets and assumed liabilities. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. Investment properties that can be immediately rented and investment properties in need of improvements or redevelopment are both presented on the consolidated balance sheets as "Investments in real estate properties, net".

The amortization of in-place leases is recorded to amortization expense on the Company’s condensed consolidated statements of operations. The amortization of above- or below-market leases is recorded as an adjustment to rental revenue on the Company’s condensed consolidated statements of operations. We consider qualitative and quantitative factors in evaluating the likelihood of a tenant exercising a below-market renewal option and include such renewal options in the calculation of in-place lease value when we consider these to be bargain renewal options. If the value of below-market lease intangibles includes renewal option periods, we include such renewal periods in the amortization period utilized. If a tenant vacates its space prior to contractual termination of its lease, the unamortized balance of any lease intangible is written off.

The amortization of deferred leasing costs, such as lease incentives, is recorded as an adjustment to rental and other property revenue on the Company’s condensed consolidated statements of operations. Lease incentives include costs incurred on behalf of the lessee whose benefit solely accrues to the lessee when determined at commencement of the lease. They include allowances for leasehold improvements determined to be assets of the lessee, moving costs, costs to terminate the lessee’s pre-existing lease, or other unspecified payments to incentivize the lessee to lease the space. Similarly, losses incurred by the Company as a result of assuming a lessee’s preexisting lease with a third party are also considered a lease incentive. The Company will estimate the value of such lease incentive based on the total remaining costs reduced by the expected benefits from the assumed lease or use of the assumed underlying asset. At lease execution, lease incentives are accrued as a deferred cost and amortized as an adjustment to rental and other property revenue, on a straight-line basis over the accounting lease term.

For real estate properties, significant improvements are capitalized. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. We capitalize expenditures that improve or extend the life of a property and for certain furniture and fixtures additions.

For real estate held for improvement, we capitalize the costs of improvement as a component of our investment in each property. These include renovation costs and other capitalized costs associated with activities that are directly related to preparing our properties for their intended use. Other costs may include interest, property taxes, property insurance, and utilities. The capitalization period associated with our improvement activities begins at such time that development activities commence and concludes at the time that a property is available to be rented or sold. At the completion of the improvement plan, a property is classified as either a rental real estate property or available for sale. Once a property is ready for its intended use, expenditures for ordinary maintenance and repairs are expensed to operations as incurred. We capitalize expenditures that improve or extend the life of a property and for certain furniture and fixtures additions.

Costs capitalized in connection with real estate property acquisitions and improvement activities are depreciated over their estimated useful lives on a straight-line basis. The depreciation period commences upon the cessation of improvement related activities. For those costs capitalized in connection with real estate properties acquisitions and improvement activities and those capitalized on an ongoing basis, the useful lives range of the assets are as follows:

Description	Depreciable Life
Building and building improvements	20 - 55 years
Site improvements	5 - 20 years
Furniture, fixtures and equipment	5 - 9 years
Lease intangibles	Over lease term

We evaluate our real estate properties for impairment when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of the investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value. During the three and six months ended June 30, 2026 and 2025, no such impairment occurred.

Equity Securities

Equity securities are initially measured at the transaction price plus transaction costs. Equity securities with a readily determinable fair value are subsequently measured at fair value based on the quoted share price of the securities with any related gains and losses, including unrealized gains and losses, recognized in “Other income (expense)” in the accompanying condensed consolidated statements of operations. Equity securities without a readily determinable fair value are measured at cost, less any impairment, and are adjusted to fair value only when there are observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Dividends earned on equity securities are recognized in “Dividend income” in the accompanying condensed consolidated statements of operations.

Derivative Financial Instruments

Derivative financial instruments are initially recorded at fair value on the date on which a derivative contract is entered into and are subsequently remeasured to fair value at each reporting period. Any gains or losses arising from changes in fair value of derivative contracts not designated for hedge accounting are recorded in our condensed consolidated statements of operations as “Increase (decrease) in fair value of derivative financial instruments”. In the event a derivative financial instrument is settled, terminated, or extinguished before maturity, any realized gain or loss resulting from the transaction is recognized in our condensed consolidated statements of operations in “Increase (decrease) in fair value of derivative financial instruments”. The realized gain or loss represents the difference between the carrying fair value of the derivative at the time of the termination and the settlement amount paid or received. Any gains or losses arising from cash paid or received on derivative contracts are recorded in our condensed consolidated statements of operations as “Interest expense, net.” We have not designated any derivative financial instruments as cash flow hedges; therefore, these derivative financial instruments do not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate cap agreements are recognized immediately through earnings and are recorded in our condensed consolidated statements of operations as an “Increase (decrease) in fair value of derivative financial instruments”.

Deferred Leasing Costs

We capitalize and amortize direct and incremental costs associated with the successful negotiation of leases, on a straight-line basis over the terms of the respective leases. Deferred leasing costs are classified in “Intangible lease assets, net” on the consolidated balance sheets. We record the amortization of deferred leasing costs in “Depreciation and amortization” on the condensed consolidated statements of operations. If an applicable lease terminates prior to the expiration of its initial lease term, we write off the carrying amount of the costs to amortization expense.

Share Redemptions

Share repurchases are recorded as a reduction to Common Shares under our redemption plan, pursuant to which we may elect to redeem shares at the request of our members, subject to certain exceptions, conditions, and limitations. The maximum number of shares purchasable by us in any period depends on a number of factors and is at the discretion of our Manager.

The Company’s redemption plan provides that on a quarterly basis, subject to certain exceptions, a member could obtain liquidity as described in detail in our Prospectus. In the event that we amend, suspend, or terminate our redemption plan, we will file a Form 8-K to disclose such amendment.

Income Taxes

As a limited liability company, we have elected to be taxed as a C corporation. The Company intends to qualify for treatment each year as a REIT under the Code, as amended, commencing with its taxable year ending December 31, 2026. To maintain our qualification as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its members (which is computed without regard to the distributions paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. GAAP). As a REIT, the Company generally will not be subject to U.S. federal income tax to the extent it distributes qualifying dividends to its members. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

The Company has elected to treat certain wholly owned subsidiaries as qualified REIT subsidiaries ("QRSs") under the Code. A QRS is disregarded as a separate entity for federal and applicable state income tax purposes. Accordingly, the assets, liabilities, and items of income, deduction, and credit of each QRS are treated as those of the Company for income tax purposes.

The Company also has taxable REIT subsidiaries ("TRSs") that facilitate certain investment and disposition activities. The TRSs are subject to federal and applicable state income taxes under provisions similar to those applicable to regular corporations and are not subject to the REIT provisions of the Code.

No material provision for current or deferred federal or state income taxes has been recorded in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, the Company had no gross deferred tax assets or liabilities related to its TRSs.

As of June 30, 2026, the tax periods for the taxable years ending December 31, 2022, and all subsequent taxable years of the legacy merged eREITs remain open to examination by the applicable taxing authorities. Fundrise eREIT, LLC has not yet filed its initial income tax returns as of June 30, 2026, and therefore no tax periods of the surviving entity have yet become subject to examination. The Company has evaluated the tax positions of both the legacy merged entities and the surviving entity and concluded that no uncertain tax positions require recognition in the accompanying condensed consolidated financial statements.

Debt Issuance Costs

We amortize debt issuance costs using the straight-line method which approximates the effective interest rate method, over the estimated life of the related mortgage payable or credit facility. We record debt issuance costs related to loans payable, net of amortization, on our consolidated balance sheets as an offset to their related loan payable. We record the amortization of all debt issuance costs as “Interest expense, net” in the condensed consolidated statements of operations.

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

As of June 30, 2026, non-cancellable commercial operating leases provide for future minimum rental revenue from continuing operations as follows (amounts in thousands):

Year	Minimum Rental Revenue
Remainder of 2026	$4,138
2027	7,472
2028	6,876
2029	5,534
2030	4,301
Thereafter	7,853
Total	$36,174
For the three and six months ended June 30, 2026 and 2025, there were no tenants that accounted for greater than 10% of contractual rental revenue. The majority of our rental revenue was generated from short-term multifamily leases.
Recent Accounting Pronouncements
There have been no changes to the recently issued accounting standards disclosed in the Company's Annual Report filed within our Prospectus for the year ended December 31, 2025.
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

3.Merger Transaction – Asset Acquisition
As a result of the Merger, the financial information presented reflects the accounting for the transaction and includes the acquired assets and assumed liabilities from the date of acquisition. The Company accounted for the Merger as an asset acquisition given no substantive processes were acquired. Merger-related costs consisted primarily of legal and accounting fees and were allocated among the merging entities based on each entity's relative net asset value ("NAV"). These costs were paid by the respective merging entities prior to the Merger and were primarily recorded as offering costs. Valuation fees and transfer taxes were expensed as incurred. The Merger was effected through an equity exchange and no cash consideration was paid. The total consideration transferred in the Merger was measured as the fair value of equity interests issued by Fundrise eREIT, LLC to the shareholders of the merging entities.

The Company recorded the assets acquired and liabilities assumed of the non-predecessor merging entities at allocated cost based on relative fair values at the Merger Date. Equity REIT was identified as the accounting predecessor; therefore, its assets and liabilities carry forward at historical carrying amounts with no step-up to fair value. The difference between the historical accounting equity carried forward and the legal common shares issued is recorded to Common shares, net of redemptions. The merger-date purchase price allocation presented below reflects certain ownership interests contributed by the merging entities as equity method investments. Following the Merger, certain of these investees are consolidated by the Company under ASC 810, and the purchase price allocation does not reflect the effects of post-merger consolidation.

The table below reflects the allocation of purchase consideration to the acquired assets and assumed liabilities in connection with the Merger (amounts in thousands).

Description	Asset Acquisition Allocation
Cash and cash equivalents	$22,773
Restricted cash	3,245
Other assets	3,563
Due from related party	23,143
Investment in equity method investees	331,583
Investment in real estate properties, net	167,707
Accounts payable and accrued expenses	(3,460)
Due to related party	(2,309)
Distributions payable	(5,964)
Redemptions payable	(36)
Other liabilities	(1,862)
Notes payable - related party	(80,388)
Mortgages payable and credit facility, net	(63,443)
Net assets acquired and liabilities assumed	$394,552

For investments in real estate properties, the allocated cost was further assigned to the underlying identified components based on their relative fair values. The table below presents the allocation of purchase consideration attributable to the fourteen acquired investments in real estate properties in connection with the Merger (amounts in thousands):

As of April 29, 2026
Land	$85,770
Building and improvements	70,208
Site improvements	3,653
Furniture, fixtures, and equipment	26
Intangible lease assets	8,050
Intangible lease liabilities (1)	(1,227)
Total relative fair value	$166,480

(1) Intangible lease liabilities are included in "Other liabilities" on the condensed consolidated balance sheets.

4.Investments in Equity Method Investees

The table below presents the activity of the Company’s investments in equity method investees as of and for the periods presented (amounts in thousands):

Investments in Equity Method Investees:	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Beginning balance	$61,231	$92,722
Additional investments in equity method investees (1)	200,096	25
Distributions received (2)	(333)	(38,855)
Equity in earnings of equity method investees (2)	(3,992)	15,188
Consolidation of equity method investments post-Merger (3)	(26,152)	-
Ending balance	$230,850	$69,080
(1) The Company acquired fifteen investments in equity method investees in connection with the Merger. Investments as of and for the periods presented exclude equity method investments acquired in the Merger which are consolidated in the Company's condensed consolidated financial statements, and equity method investments previously held by the predecessor, which are reflected in the beginning balance of this table. See Note 3, Merger Transaction – Asset Acquisition for further information regarding the Merger.
(2) During the six months ended June 30, 2025, two underlying real estate properties held through equity method investees were sold, as described below:
On February 14, 2025, the RSE Peak Subsidiary (Fundrise Peak I, LLC) sold the Villas at Meadow Springs Property for a sales price of approximately $61.8 million. Proceeds from the sale totaled approximately $24.1 million, net of repayment of $34.7 million of outstanding senior loans, and various closing costs of approximately $3.0 million. Our distribution received from the sale totaled approximately $14.1 million. As a result of this sale, the Company recognized a gain on disposition of equity method investees of approximately $14.1 million during the six months ended June 30, 2025, which is recognized within equity in earnings.
On May 30, 2025, the Chase Heritage Controlled Subsidiary (FR-MP Chase JV LLC) sold the Chase Heritage Property for a sales price of approximately $72.0 million. Proceeds from the sale totaled approximately $29.3 million, net of repayment of $41.8 million of outstanding senior loans, and closing costs of approximately $900,000. Our distribution received from the sale totaled approximately $24.5 million, with an additional approximately $924,000 recorded within “Accounts payable and accrued expenses” for amounts payable to the joint venture member. As a result of this sale, the Company recognized a gain on disposition of equity method investees of approximately $2.0 million during the six months ended June 30, 2025, which is recognized within equity in earnings. As of June 30, 2025, we had not yet received our final cash flow distribution from FR-MP Chase JV LLC. As of June 30, 2026, we had received our final cash flow distribution, representing the liquidation of the equity method investment.
(3) In connection with the Merger described in Note 3, Merger Transaction – Asset Acquisition, certain investments previously accounted for under the equity method are now consolidated in the Company's condensed consolidated financial statements. Accordingly, the predecessor's carrying value of approximately $26.2 million in these investments was reclassified out of equity method investees as of the Merger date.
As of June 30, 2026, the Company’s investments in companies that are accounted for under the equity method of accounting consist of the following (dollar amounts in thousands):

Investments in Equity Method Investees	Number of Investments	Number of Properties	Company's Ownership Interest (1)	Carrying value as of June 30, 2026	Carrying value as of December 31, 2025
Real estate equity method investments (2)	17	28	10.0% - 99.0%	$230,850	$61,231
Total	17	28		$230,850	$61,231

(1) Although the Company holds a majority ownership interest in certain investees, the Company accounts for these investments under the equity method because the other members hold substantive participating rights which preclude the Company from exercising unilateral control.
(2) As of June 30, 2026 and December 31, 2025, includes approximately $63.7 million and $0, respectively, from investments in three joint ventures formed by the Company and other affiliated entities.

The financial position and results of operations of the Company’s equity method investments as of and for the periods presented are summarized below (amounts in thousands):

Condensed balance sheet information:	As of June 30, 2026	As of December 31, 2025
Real estate assets, net	$1,030,695	$226,093
Other assets (1)	108,835	140,683
Total assets	$1,139,530	$366,776

Mortgages payable, net	$801,554	$166,300
Other liabilities (1)	22,702	52,242
Equity	315,274	148,234
Total liabilities and equity	$1,139,530	$366,776
Company’s equity investment (2)	$230,850	$61,231
(1) As of December 31, 2025, approximately $134.4 million of Other assets are promissory notes receivable from other eREITs held by the Company’s equity method investment in National Lending, and approximately $49.4 million of Other liabilities represent promissory notes issued from affiliated entities to National Lending. In connection with the Merger, the Company's investment in National Lending was reclassified out of equity method investees. See Note 3, Merger Transaction - Asset Acquisition for further information regarding the Merger, and Note 11, Related Party Arrangements for further information regarding National Lending.
(2) The Company's equity method investment balance reflects the cost of each investment, net of amortization of basis differences. Basis differences represent the excess of the Company's allocated cost over its proportionate share of each investee's underlying net assets at acquisition and are amortized as a component of equity in earnings (losses) over the useful lives of the underlying assets.

Condensed income statement information:	For the three months ended June 30, 2026	For the three months ended June 30, 2025
Total revenue	$18,300	$8,204
Total expenses	16,345	7,027
Other income (expense)	(8,928)	(1,726)
Net income (loss)	$(6,974)	$(549)
Company’s equity in net income (loss) of investee (1)(2)(3)	$(3,478)	$1,451
(1) Summarized income statement information does not include any gain or loss recognized on the sale of investments, as the Company's gain or loss on the sale of its investment is based on proceeds received relative to cost basis and is not derived from the investee's financial statements. These amounts are recorded to "Equity in earnings (losses)" and included in the "Company's equity in net income (loss) of investee" line above.
(2) For the three months ended June 30, 2026, there was no gain or loss from the sale of investments included in the Company’s equity in net income of investee. For the three months ended June 30, 2025, the Company’s equity in net income of investee includes an approximate $2.0 million gain on sale of investments.
(3) The equity in (losses) earnings of investee includes amortization of basis differences recognized during the three months ended June 30, 2026 and 2025. Basis differences represent the excess of the Company's allocated cost over its proportionate share of each investee's underlying net assets at acquisition and are amortized as a component of equity in earnings (losses) over the useful lives of the underlying assets.

Condensed income statement information:	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Total revenue	$22,338	$19,082
Total expenses	19,878	14,842
Other income (expense)	(10,096)	(4,633)
Net income (loss)	$(7,636)	$(393)
Company’s equity in net income (loss) of investee (1)(2)(3)	$(3,992)	$15,188

(1) Summarized income statement information does not include any gain or loss recognized on the sale of investments, as the Company's gain or loss on the sale of its investment is based on proceeds received relative to cost basis and is not derived from the investee's financial statements. These amounts are recorded to "Equity in earnings (losses)" and included in the "Company's equity in net income (loss) of investee" line above.
(2) For the six months ended June 30, 2026, there was no gain or loss from the sale of investments included in the Company’s equity in net income of investee. For the six months ended June 30, 2025, the Company’s equity in net income of investee includes an approximate $16.1 million gain on sale of investments.
(3) The equity in (losses) earnings of investee includes the amortization of basis differences recognized during the six months ended June 30, 2026 and 2025. Basis differences represent the excess of the Company's allocated cost over its proportionate share of each investee's underlying net assets at acquisition and are amortized as a component of equity in earnings (losses) over the useful lives of the underlying assets.

5.Investments in Real Estate Debt

The following table describes our real estate debt investment activity (amounts in thousands):

Investments in Real Estate Debt:	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Beginning balance	$12,616	$9,530
Interest revenue received in kind	328	295
Ending balance	$12,944	$9,825
Interest revenue received in kind represents accruable interest receivable from related investments in real estate debt upon maturity, net of payments received during the period. Interest revenue received in kind is presented within “Investments in real estate debt” in these condensed consolidated financial statements.
The following table presents the Company’s investments in real estate debt as of June 30, 2026 (dollar amounts in thousands):

Asset Type	Number of Investments	Principal Amount or Cost (1)	Future Funding Commitments	Carrying Value
Senior Debt	1	$2,475	$-	$2,475
Preferred Equity	1	10,469	$-	10,469
Balance as of June 30, 2026	2	$12,944	$-	$12,944
(1) This includes the stated amount of funds disbursed to date, interest that is contractually converted into principal, and interest revenue received in kind.
Additional information regarding the fair value of the Company’s investments in real estate debt is included in Note 10, Fair Value of Financial Instruments.
The following table presents the Company’s investments in real estate debt as of December 31, 2025 (dollar amounts in thousands):

Asset Type	Number of Investments	Principal Amount or Cost (1)	Future Funding Commitments	Carrying Value
Senior Debt	1	$2,475	$-	$2,475
Preferred Equity	1	10,141	$-	10,141
Balance as of December 31, 2025	2	$12,616	$-	$12,616
(1) This includes the stated amount of funds disbursed to date, interest that is contractually converted into principal, and interest revenue received in kind.

The following table presents certain information about the Company’s investments in real estate debt, as of June 30, 2026, by contractual maturity grouping (dollar amounts in thousands):

Asset Type	Number of Investments	Amounts Maturing Within One Year	Amounts Maturing After One Year Through Five Years	Amounts Maturing After Five Years Through Ten Years	Amounts Maturing After Ten Years
Senior Debt	1	$2,475	$-	$-	$-
Preferred Equity	1	-	10,469	-	-
Balance as of June 30, 2026	2	$2,475	$10,469	$-	$-
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
(1) The extended loan term expired on December 23, 2025; however, as of December 31, 2025, the investment remained outstanding. See Credit Quality Monitoring assessment for further details.
Credit Quality Monitoring
The Company’s investments in real estate debt that earn interest based on debt-like terms are typically secured by senior liens on real estate properties, mortgage payments, mortgage loans, or interests in entities that have preferred interests in real estate similar to the interests just described. The Company evaluates its investments in real estate debt at least annually and differentiates the relative credit quality principally based on: (i) whether the borrower is currently paying contractual debt service or guaranteed preferred equity payments in accordance with its contractual terms; and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company’s expectations as to the ultimate recovery of principal at maturity. The Company considered investments for which it expects to receive full payment of contractual principal and interest payments as “performing.” In the event that an investment is deemed other than performing, the Company will evaluate the instrument for impairment.
As of June 30, 2026, the Company considers all investments to be performing and no impairment charges have been recorded for either the three months ended June 30, 2026 and 2025 or the six months ended June 30, 2026 and 2025. One investment that had reached its contractual maturity on December 23, 2025 was extended nine months to September 23, 2026 pursuant to an amendment executed during the three and six months ended June 30, 2026, which included payment of all accrued and unpaid interest and replenishment of the related interest reserve.

6.Investments in Real Estate Properties

As of June 30, 2026 and December 31, 2025 we had invested in twenty-six and eleven real estate properties, respectively. The following table presents the Company’s investments in real estate properties, net (amounts in thousands):

	As of June 30, 2026	As of December 31, 2025 (1)
Land and land improvements	$142,610	$30,143
Building and building improvements	289,358	108,196
Site improvements	14,799	7,215
Furniture, fixtures, and equipment	5,006	3,113
Intangible lease assets	19,476	6,948
Work in progress (2)	12,821	1,075
Total gross investment in real estate properties	$484,070	$156,690
Less: Accumulated depreciation and amortization	(16,733)	(12,474)
Total investment in real estate properties, net (3)	$467,337	$144,216
(1) Certain prior period amounts have been reclassified to conform to the current period presentation in order to better align the classification of land, building and building improvements, site improvements, and furniture, fixtures and equipment with the Company’s capitalization policy. These reclassifications had no impact on total investments in real estate properties, total assets, net income, or members’ equity for the periods presented.
(2) Work in progress includes all capitalized costs (land, building, site improvements, and other direct costs) for three properties under development and minor improvement costs for other properties currently in service as of June 30, 2026. Two of the three properties under development were acquired in connection with the Merger; see Note 3, Merger Transaction - Asset Acquisition, for additional information. As of December 31, 2025, the Company held one property under development.
(3) Investments in real estate properties as of June 30, 2026 include equity method investments acquired in the Merger which are consolidated in the Company's condensed consolidated financial statements.
As of June 30, 2026 and December 31, 2025 we had invested in twenty-six and eleven real estate properties, respectively, which consist of the following (dollar amounts in thousands):

	As of June 30, 2026		As of December 31, 2025
Investments in Real Estate Properties	Number of Properties	Carrying Value	Number of Properties	Carrying Value
Real estate properties (1)	26	$467,337	11	$144,216
Total	26	$467,337	11	$144,216

(1) Includes approximately $113.7 million of real estate properties held through FR-ICG EVO Parent, LLC, a consolidated majority-owned subsidiary, a consolidated VIE in which the Company holds a controlling financial interest. See Note 14, Variable Interest Entities, for further information.

As of both June 30, 2026 and December 31, 2025, the carrying amount of our investment in real estate properties included cumulative capitalized acquisition costs of approximately $2.3 million, respectively, which included cumulative acquisition fees paid to the Sponsor of approximately $1.3 million, respectively.

Acquisitions and Dispositions

During the three and six months ended June 30, 2026, the Company acquired fourteen investments in real estate properties in connection with the Merger. See Note 3, Merger Transaction – Asset Acquisition for further information. There were no acquisitions of investments in real estate properties during the three or six months ended June 30, 2025. There were no dispositions of investments in real estate properties during the three and six months ended June 30, 2026 and June 30, 2025.

Depreciation and Amortization
Depreciation and amortization expense on our investments in real estate properties and related intangible lease assets was approximately $3.0 million and $600,000 for the three months ended June 30, 2026 and June 30, 2025, respectively, and approximately $3.9 million and $1.2 million for the six months ended June 30, 2026 and June 30, 2025, respectively, and is recorded to "Depreciation and amortization" in the condensed consolidated statement of operations.
Our intangible lease assets primarily consists of in-place leases, above-market leases, lease incentives, and deferred leasing costs. The amortization of in-place leases and deferred leasing costs is included in "Depreciation and amortization" in the condensed consolidated statement of operations. The amortization of above-market leases and lease incentives is included as a reduction to "Rental revenue" in the consolidated statement of operations. The amortization of intangible lease assets as a reduction to "Rental revenue" was approximately $174,000 and $0 for the three months ended June 30, 2026 and June 30, 2025, respectively, and approximately $191,000 and $0 for the six months ended June 30, 2026 and June 30, 2025, respectively.

7.Equity Securities
The Company’s investments in equity securities consist of equity securities in privately held companies and affiliated real estate investment funds. As of June 30, 2026 and December 31, 2025, the Company’s equity securities consisted of the following (dollars amounts in thousands):

		As of June 30, 2026			As of December 31, 2025
Asset	Asset Type	Shares	Cost Basis	Fair Value	Shares	Cost Basis	Fair Value
Saltbox Inc.	Preferred Stock	1,586,954	$1,163	$802	1,586,954	$1,163	$1,163
Fundrise Real Estate Interval Fund, LLC	Registered Investment Company Common Shares	1,524,132	18,000	19,082	-	-	-
	Total		$19,163	$19,884		$1,163	$1,163
There were no acquisitions or dispositions of investments in equity securities during the three months ended June 30, 2026 and 2025. During the six months ended June 30, 2026 and 2025, the Company invested approximately $18.0 million and $0, respectively, to purchase shares of Fundrise Real Estate Interval Fund, LLC, an affiliated real estate investment fund, at its then current net asset value per share. Additional information regarding fair value measurements is provided in Note 10, Fair Value of Financial Instruments.
8.Distributions
Distributions are calculated based on members of record each day during the respective distribution period. During the three and six months ended June 30, 2026, total distributions declared to members, the Sponsor, and its affiliates were approximately $32.1 million, none of which had been paid as of June 30, 2026. Of this amount, approximately $31.9 million was declared in the second quarter of 2026 prior to the closing of the Merger April 29, 2026. These distributions are payable solely to investors who were shareholders of record of Fundrise Equity REIT, LLC as of the applicable declaration dates, and are not payable to shareholders who joined the Company through the Merger from the other Merger Entities. The remaining approximate $200,000 was declared following the Merger close and is payable to all members of record of the Company as of the applicable declaration date.

In connection with the Merger, the Company also assumed approximately $6.0 million of previously declared but unpaid distributions of the non-predecessor Merger Entities. West Coast Opportunistic eREIT, LLC, East Coast Opportunistic eREIT, LLC, and Growth eREIT II, LLC had unpaid distributions in the amounts of approximately $50,000, $4.0 million and $1.9 million, respectively. These distributions are payable solely to investors who were shareholders of record of each respective Merger Entity as of the applicable declaration dates.

In aggregate, approximately $38.1 million of distributions were payable as of June 30, 2026, substantially all of which is payable to investors based on their record date ownership in their respective predecessor fund prior to the Merger.

All distributions payable as of June 30, 2026 will be paid within twelve months of the period end to satisfy REIT distribution requirements.

Management expects to fund the $38.1 million in distributions payable through a combination of: (i) unrestricted cash on hand; (ii) National Lending loan repayments from affiliated funds; and (iii) if necessary, proceeds from asset dispositions. However, repayments from affiliated funds and asset dispositions depend on the execution of management plans and the actions of third parties, none of which can be assured as of the issuance of these financial statements. The Merger Entities and the Company have a demonstrated history of obtaining external financing collateralized by unencumbered real estate assets and, if necessary, management believes it could obtain similar financing that would be sufficient to supplement its resources and fund its obligations over the next twelve months following the issuance of these financial statements. Management has evaluated these sources in the aggregate and the Company believes they are sufficient to satisfy the distribution obligations by their respective required payment dates, although there can be no assurance that financing will be obtained on favorable terms.

During the three and six months ended June 30, 2025, total distributions declared were approximately $71,000 and $144,000, respectively. For the three and six months ended June 30, 2025, cash distributions exceeded net cash provided by operating activities; accordingly, a portion of distributions was funded from returns of investment received from equity method investees. Distributions payable were approximately $11,000 as of December 31, 2025.

9.Mortgages Payable and Credit Facility
The following is a summary of the Company’s mortgages payable and credit facility as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

Borrower(s) (4)	Commitment Amount	Interest Rate	Maturity Date	Balance as of June 30, 2026 (2)	Balance as of December 31, 2025 (2)
E66 Property (1) (3)	$33,400	SOFR + 3.15%	07/09/2027	$31,650	$-
A93 Investment (3)	5,100	SOFR + 1.75%	10/29/2027	5,100	5,100
FRIND- Eisenhower, LLC and FRIND SB 1, LLC (3)	14,500	SOFR + 2.15%	04/17/2028	14,471	14,500
C20 Property	30,000	7.75%	04/28/2028	30,000	-
FR-ICG EVO Owner LLC	69,619	4.58% - 6.98% (5)	11/01/2028	69,054	-
West Kernan Investment (3)	40,550	SOFR + 2.31%	06/01/2032	40,550	40,550
AP98 Investment (3)	15,069	SOFR + 2.46%	07/01/2032	15,069	15,069
CNP 87, LLC (3)	1,875	4.75%	07/15/2032	1,803	-
Total mortgages payable and credit facility				$207,697	$75,219
Less: Below-market debt value, net of amortization				(247)	-
Less: Debt issuance costs, net of amortization				(553)	(568)
Total mortgages payable and credit facility, net				$206,897	$74,651
(1)Represents the Company's allocated commitment under a syndicated warehouse loan shared among multiple affiliated borrowers of up to $352.7 million in committed capital (the "Credit Facility").
(2)Loan balances exclude unamortized debt issuance costs and below-market debt value, which are presented separately.
(3)The Company is named as a guarantor under these mortgage payable agreements and as a carve-out guarantor under the Credit Facility. Both agreements contain various financial and non-financial covenants, such as general liquidity and net worth requirements. For further details regarding the guarantees, see Note 13, Commitments and Contingencies.
(4)All mortgages payable and the credit facility are secured by the Company’s investments in real estate properties.
(5)The interest rate range reflects three separate tranches within the FR-ICG EVO Owner LLC mortgage agreement, each bearing a fixed rate.
In connection with the Merger, the Company assumed the obligations of the Merger Entities' under a syndicated warehouse loan with up to $352.7 million in committed capital (the "Credit Facility"). The Credit Facility is secured by certain properties owned by Fundrise Industrial Portfolio, LLC, Fundrise Industrial Portfolio 2, LLC, Fundrise East Coast Portfolio, LLC, Fundrise East Coast Portfolio 2, LLC, and the E66 Property (collectively, the "Borrowers"). The Credit Facility bears interest at SOFR plus 3.15%, requires interest-only payments through maturity, and matures on July 9, 2027, with three twelve-month extension options available upon satisfaction of certain conditions. The first extension option is at the Company's sole discretion and does not require lender approval. Management expects to exercise this extension option within the next twelve months.

The below-market debt adjustment represents the remaining fair value adjustment recognized in connection with debt assumed in the Merger and is amortized as an adjustment to interest expense over the remaining contractual term of the related debt.

Amortization of debt issuance costs was approximately $35,000 and $18,000 for the three months ended June 30, 2026 and 2025, respectively, and $70,000 and $35,000 for the six months ended June 30, 2026 and 2025, respectively, and is included within “Interest expense, net” in the condensed consolidated statements of operations.

Interest expense related to mortgages payable and the credit facility was approximately $2.5 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively, and $3.6 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively, and is recorded to “Interest expense, net” in our condensed consolidated statements of operations.

The following table presents the future principal payments due under the Company’s mortgages payable and credit facility as of June 30, 2026 (amounts in thousands):

Year	Amount (1)
Remainder of 2026	$154
2027	37,457
2028	113,986
2029	952
2030	1,011
Thereafter	54,137
Total	$207,697
(1) Amounts exclude unamortized debt issuance costs and fair value adjustments, including below-market debt value.

10.Fair Value of Financial Instruments
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
The Company’s investments in equity securities are recorded at fair value on the condensed consolidated balance sheets on a recurring basis. The investment in Fundrise Real Estate Interval Fund is valued at NAV as of the close of the last business day and is classified within Level 1 of the fair value hierarchy. See Note 7, Equity Securities, for further details on the net carrying amounts and fair values of our other financial instruments.

The Company’s derivative financial instruments are recorded at fair value on a recurring basis and are classified as "Other assets" on the condensed consolidated balance sheets. The interest rate cap instruments are valued primarily utilizing significant other observable inputs, such as interest rate, term to maturity, volatility, and current credit spreads (Level 2). The Company's warrants are classified as Level 3 as we use significant unobservable inputs for these estimated fair value measurements, including implied equity valuations and option pricing models.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and presents the fair value hierarchy of the inputs used to determine such fair values (amounts in thousands). No quantitative information regarding significant unobservable inputs used in Level 3 fair value measurements is disclosed as no individual Level 3 investment is material to the Company.

	As of June 30, 2026
Assets:	Level 1	Level 2	Level 3	Total
Equity securities	$19,082	$-	$802	$19,884
Derivative financial instruments	$-	$105	$3	$108
Total	$19,082	$105	$805	$19,992

	As of December 31, 2025
Assets:	Level 1	Level 2	Level 3	Total
Equity securities	$-	$-	$1,163	$1,163
Derivative financial instruments	$-	$6	$16	$22
Total	$-	$6	$1,179	$1,185
The Company’s other significant financial instruments are carried at cost or amortized cost on the condensed consolidated financial statements. Accordingly, fair value estimates for these instruments are presented for disclosure purposes only. As of June 30, 2026 and December 31, 2025, the carrying amounts and fair values of other financial instruments were as follows (amounts in thousands):

	As of June 30, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Investments in real estate debt
Amounts maturing within one year	$2,475	$2,475	$2,475	$2,475
Amounts maturing after one year through five years	10,469	10,481	10,141	10,155
Total assets	$12,944	$12,956	$12,616	$12,630
Liabilities:
Mortgages payable and credit facility	$207,697	$207,969	$75,219	$75,801
Total liabilities	$207,697	$207,969	$75,219	$75,801
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
Mortgages payable and credit facility (Level 3): The aggregate fair value of our mortgages payable and credit facility principal balances are estimated using a discounted cash flow method (an income approach) and recent investment method (a market approach). Significant inputs and assumptions include the market-based interest or preferred return rate (discount rates), loan to value ratios, and expected repayment and prepayment dates. Differences between the carrying values of mortgages payable and credit facility in the table above and the “Mortgages payable and credit facility, net” in the condensed consolidated balance sheets are due to unamortized debt issuance costs.

11.Related Party Arrangements

Fundrise Advisors, LLC, Manager

During the three and six months ended June 30, 2026, the Manager incurred approximately $238,000 and $249,000 of costs on our behalf, respectively, compared to approximately $9,000 and $34,000 during the three and six months ended June 30, 2025, respectively. Approximately $82,000 and $60,000 were due and payable as of June 30, 2026 and December 31, 2025, respectively.

During the three and six months ended June 30, 2026, we incurred investment management fees of approximately $965,000 and $1.5 million, respectively, compared to approximately $411,000 and $839,000 during the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, approximately $1.3 million and $518,000, respectively, of investment management fees remained payable to the Manager.

In January 2026, the Company invested approximately $18.0 million to purchase shares of Fundrise Real Estate Interval Fund, LLC, an affiliated real estate investment fund managed by our Manager. As of June 30, 2026, the carrying value of this investment was approximately $19.1 million. Refer to Note 7, Equity Securities, for additional information.

Rise Companies Corp., Member and Sponsor

Rise Companies Corp. is a member of the Company. During the three and six months ended June 30, 2026, the Sponsor incurred approximately $97,000 and $106,000 of operating costs on our behalf, respectively, compared to approximately $30,000 and $43,000 during the three and six months ended June 30, 2025, respectively. Approximately $80,000 and $0 were due and payable as of June 30, 2026 and December 31, 2025, respectively.
National Lending, LLC
Our Manager formed a self-sustaining lending entity, National Lending, which is financed by certain of the real estate investment trusts (“eREITs”) and other investment vehicles (the “Funds”) managed by our Manager and affiliated with our Sponsor, including the Company. The Sponsor became the manager of National Lending effective June 18, 2025, but does not hold any equity interest in National Lending. The Company consolidates National Lending as it holds a controlling financial interest through majority ownership of the voting interests.
National Lending may provide short-term bridge financing through promissory notes to any of the eREITs or Funds who have contributed in order to maintain greater liquidity and better finance such eREIT’s or Fund’s individual real estate investment strategies. Any promissory note bears a market rate of interest. National Lending may also obtain a promissory note from any of these eREITs or Funds in order to secure short-term bridge financing.
The following is a summary of the promissory notes receivable issued by National Lending to affiliated eREITs as of June 30, 2026. As of December 31, 2025, the predecessor held no such notes from National Lending (dollar amounts in thousands):

Note	Principal Balance	Interest Rate	Effective Date	Maturity Date	Principal Balance at June 30, 2026	Principal Balance at December 31, 2025
2026 – A	$1,500	5.00%	04/06/2026	04/06/2027	$1,200	$-
2026 – B	$21,800	5.00%	04/22/2026	05/31/2027	$21,800	$-
2026 – C	$11,000	5.00%	04/22/2026	05/31/2027	$9,600	$-
2026 – D	$1,400	5.00%	06/30/2026	06/30/2027	$400	$-
				Total	$33,000	$-
As of June 30, 2026 and December 31, 2025, accrued interest receivable on the above notes totaled approximately $289,000 and $0, and is included in "Due from related party" on the condensed consolidated balance sheets. "Due from related party" also includes approximately $3.3 million related to the Credit Facility, see further information on the Credit Facility Allocation and Reimbursement Agreement below.

The following table summarizes the promissory notes receivable issued by the predecessor to National Lending as of December 31, 2025 (dollar amounts in thousands):

Note	Principal Balance	Interest Rate	Effective Date	Maturity Date	Principal Balance at June 30, 2026	Principal Balance at December 31, 2025
2025 – C	$16,800	4.75%	12/31/2025	12/31/2026	$-	$16,800

As a result of the consolidation of National Lending, intercompany promissory notes receivable issued by the Company to National Lending have been eliminated in consolidation and are not reflected in the table above. As of June 30, 2026, eliminated notes receivable totaled approximately $36.4 million, inclusive of accrued interest, which includes approximately $19.8 million of notes receivable acquired in the Merger and the approximate $16.8 million note receivable previously reported at December 31, 2025.

As of June 30, 2026, promissory notes payable issued from National Lending to the Company have also been eliminated in consolidation and are not reflected herein. The Company assumed approximately $80.4 million of promissory notes payable in the Merger and as of June 30, 2026, the remaining notes payable issued by National Lending to the Company totaled approximately $43.9 million, inclusive of accrued interest, which have been eliminated.

Fundrise Real Estate, LLC

The Company has entered into a Real Estate Services Agreement (the “Agreement”) with Fundrise Real Estate, LLC (the “Vendor”), a wholly owned subsidiary of our Sponsor. The Agreement outlines various services the Vendor agrees to perform as an independent contractor on a non-exclusive basis, including but not limited to real estate asset management, acquisition and disposition services, capital markets services, debt servicing, and development and entitlement services. Compensation for such services will be paid to the Vendor as described in the Agreement.

For the three and six months ended June 30, 2026 and 2025, the Company incurred real estate asset management fees of approximately $350,000 and $0, and debt servicing fees of approximately $35,000 and $0, respectively (amounts are the same for both the three- and six-month periods, as all such fees were incurred during the three months ended June 30, 2026), which are included in “Investment management and other fees - related party” on the accompanying condensed consolidated statements of operations. Additionally, the Company incurred development fees of approximately $12,000 and $0, respectively, for the same periods. As of June 30, 2026 and December 31, 2025, approximately $182,000 and $0, respectively, in such fees were payable to the Vendor and are included within “Due to related party” on the condensed consolidated balance sheets.

Credit Facility Allocation and Reimbursement Agreement

In connection with the Credit Facility acquired in the Merger (see Note 9, Mortgages Payable and Credit Facility and Note 3 - Merger Transaction - Asset Acquisition in our condensed consolidated financial statements), the Borrowers are parties to an Allocation and Reimbursement Agreement that governs the allocation of loan proceeds and related costs among the co-borrowers. An affiliated entity serves as the administrative agent for the Credit Facility and is responsible for coordinating loan proceeds, interest payments, and co-borrower reimbursements. As of June 30, 2026, approximately $3.3 million was due from certain of the affiliated Borrowers and is included within "Due from related party" on the condensed consolidated balance sheet.

12.Economic Dependency

Under various agreements, the Company has engaged or will engage our Manager and its affiliates to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition decisions, the sale of the Company’s common shares available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. The Manager in turn has entered into a Shared Services Agreement with the Sponsor to assist the Manager in providing such services. As a result of these relationships, the Company is dependent upon our Manager and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

13.Commitments and Contingencies

Guarantees

The Company is a guarantor under a senior secured mortgage loan facility for certain underlying real estate properties owned by the Company, co-investment arrangements, or entities affiliated with or managed by the Manager (collectively, the "Borrowers"). The guarantees remain in effect through the loan's initial maturity date of July 9, 2027, including any borrower-elected extension periods.

The guarantees include (i) a customary springing recourse guarantee and (ii) a guarantee of certain interest and carry costs. As of June 30, 2026, the Company's maximum potential future payments under the springing recourse guarantee were approximately $94.5 million, which could increase to approximately $99.7 million if the loan facility is fully drawn. As of June 30, 2026, the Company's maximum potential future payments under the interest and carry guarantee were approximately $6.7 million, which could increase to approximately $7.0 million if the loan facility is fully drawn.

The interest and carry guarantee terminates upon the earliest of (i) repayment of the indebtedness, (ii) a valid tender, or (iii) the underlying real estate properties achieving a debt yield of at least 8% for two consecutive fiscal quarters. As of June 30, 2026, none of these conditions had been met.

As of June 30, 2026, management concluded that the likelihood of payment under the guarantees was remote and no liability had been recorded related to these guarantees.

Reimbursable Organizational, Offering and Merger Costs

The Company has a contingent liability related to potential future reimbursements to the Manager for organizational, offering and merger costs that were paid by the Manager on the Company’s behalf. As of June 30, 2026 and December 31, 2025, approximately $2.9 million of organizational, offering and merger costs have been incurred by the Manager and may be subject to reimbursement by the Company in future periods, based on achieving specific performance hurdles as described in Note 2, Summary of Significant Accounting Policies – Organizational, Offering and Merger Costs in the Company’s audited financial statements filed in the Prospectus.

Legal Proceedings

As of the date of the condensed consolidated financial statements we are not currently named as a defendant in any active or pending material litigation. However, it is possible that the Company could become involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, management is not aware of any pending or threatened litigation that it currently expects to have a material adverse effect on the Company.

14.Variable Interest Entities

Prior to the Merger, the predecessor entity held an interest in FR-ICG EVO Parent LLC (the parent entity of the EVO Controlled Subsidiary) as an equity method investment. As a result of the Merger, the Company acquired an additional interest in this investment and reassessed the appropriate accounting treatment. As of June 30, 2026, the Company determined that FR-ICG EVO Parent LLC is a VIE for which it is the primary beneficiary, and accordingly consolidates it. As this entity was held as an equity method investment by the predecessor and was not consolidated prior to the Merger, the December 31, 2025 comparative balances in the table below reflects no activity for this entity.

The Company does not provide performance guarantees and has no other financial obligation to provide funding to FR-ICG EVO Parent LLC, except for contractual capital contribution commitments related to FR-ICG EVO Parent LLC, if any. The assets of these consolidated subsidiaries may only be used to settle their respective obligations. In addition, there is no recourse to the Company for their liabilities.

The NCI is related to the ownership interest held by a third party in FR-ICG EVO Parent LLC, in which the Company has a controlling financial interest. Net income or loss attributable to the NCI is presented separately in the accompanying condensed consolidated statements of operations.

The table below presents the carrying amounts of the assets and liabilities of the consolidated VIE, FR-ICG EVO Parent LLC, included in the Company's condensed consolidated balance sheets as of the periods presented (amounts in thousands):

	As of June 30, 2026 (unaudited)	As of December 31, 2025
Cash and cash equivalents	$528	$-
Restricted cash	498	-
Other assets, net	124	-
Investments in real estate properties, net	113,736	-
Total VIE Assets	$114,886	$-

Other liabilities	$633	$-
Mortgages payable, net	68,771	-
Total VIE Liabilities	$69,404	$-
Total VIE Equity	45,482	-
Less: Non-controlling interests	(396)	-
Company's interest in VIE, net	$45,086	$-
As of June 30, 2026, the Company has identified Mezza JV LP (the parent entity of the Mezza subsidiary) and HCP Project Company, LLC as VIEs; however, we are not the primary beneficiary and therefore account for these investments under the equity method of accounting. The aggregate carrying amount of the Company's investments in these unconsolidated VIEs, which are included in "Investments in equity method investees" on the condensed consolidated balance sheets, was approximately $14.9 million as of June 30, 2026. This carrying amount also represents the Company's maximum exposure to loss because the Company has no unfunded commitments, guarantees, liquidity arrangements, or other obligations to provide financial support to these entities.

As of December 31, 2025, the Company had no interests in unconsolidated VIEs.

15.Segment Reporting

The Company operates as a single operating and reportable segment. The management committee of Fundrise Advisors, LLC, our Manager, acts as the Company’s Chief Operating Decision Maker ("CODM"), assessing performance and making decisions about resource allocation. The CODM determined that the Company operates a single operating and reportable segment based on the fact that the CODM monitors the operating results of the Company as a whole and that the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Prospectus, based on a defined investment strategy. The CODM assesses segment performance using net income (loss), which is reported in the Company’s condensed consolidated statements of operations. The financial information, including information about the Company’s significant revenues and expenses, that is provided to and reviewed by the CODM is consistent with that presented within the Company’s condensed consolidated financial statements. Total expenses and total other expenses, as disclosed in the condensed consolidated financial statements, represent the CODM’s measure of significant expenses. The CODM uses this financial information to evaluate the Company’s overall performance and investment returns, supporting decisions on acquisitions, dispositions, and distributions. Refer to the condensed consolidated statements of operations in our consolidated financial statements for further detail on our total revenue, total expenses, and net consolidated income or loss. The measure of segment assets is reported in the Company’s condensed consolidated balance sheets. No single investment accounts for more than 10% of the Company’s total revenue. All of the Company’s real estate investments are located within the United States and all revenues are derived from U.S.-based operations.

16.Subsequent Events

In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring through August 13, 2026 for potential recognition or disclosure.

Investments

On July 10, 2026, the Company redeemed its investment in the Fundrise Real Estate Interval Fund, LLC for approximately $19.1 million.

On July 14, 2026, the Company invested approximately $21.6 million to acquire a membership interest in Neighborhood Partners 173, LLC.

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

Business
Fundrise eREIT, LLC (the "Company") invests in and manages primarily a diversified portfolio of residential and commercial real estate and real estate-related investments throughout the United States. The Company may make investments directly or through subsidiaries, joint ventures, and co-investment arrangements.
The Company is externally managed by Fundrise Advisors, LLC (the "Manager"), an SEC-registered investment adviser and wholly owned subsidiary of Rise Companies Corp. Fundrise, LLC, an affiliate of the Manager, operates the Fundrise investment platform located at www.fundrise.com through which investors purchase interests in the Company. The Manager is responsible for identifying, underwriting, acquiring, financing, managing, and disposing of the Company's investments, while the Sponsor provides asset management, investor relations, marketing, and administrative services. As a result, the Company has no employees.

Merger
Effective April 29, 2026, Fundrise Development eREIT, LLC, Fundrise Equity REIT, LLC, Fundrise East Coast Opportunistic REIT, LLC, Fundrise Growth eREIT II, LLC, Fundrise Growth eREIT III, LLC, Fundrise Midland Opportunistic REIT, LLC and Fundrise West Coast Opportunistic REIT, LLC (collectively the “Merger Entities”) merged with and into the Company, with the Company as the surviving entity (the “Merger”). For accounting purposes, Fundrise Equity REIT, LLC has been identified as the predecessor entity. In connection with the Merger, we issued to the shareholders of each Merger Entity's common shares based on an agreed upon exchange ratio (“Exchange Ratio”). The Exchange Ratio was based on each Merger Entity's respective net asset value per share that was effective as of the date of the Merger. For more information, see the prospectus filed on April 27, 2026 (the "Prospectus"), which is available here.
Results of the Business
We remain encouraged by both the performance of the alternative investments held by the Company and by our own ability to navigate the evolving economic landscape. Despite ongoing challenges and macroeconomic headwinds such as persistent inflation, elevated interest rates, tariffs and volatility in real estate markets, our investments continue to demonstrate resilience. Current year-to-date performance occurred against a backdrop of heightened macroeconomic uncertainty stemming in part from ongoing conflicts in the Middle East, which contributed to compressed market valuations in certain real estate sectors broadly. During the quarter, we completed the Merger, representing an important milestone for the Company that we believe enhances our long-term strategic positioning and expands our platform to better serve investors.

Refer to Note 16, Subsequent Events in the notes to the condensed consolidated financial statements included in this Quarterly Report for more details on recent developments.
Our Investments
During the three months ended June 30, 2026 we acquired multiple investments as part of the Merger. For additional information regarding these acquired investments, see the Prospectus here. Since the closing of the Merger and through June 30, 2026, we have not acquired any additional investments, nor have we disposed of any investments held by the predecessor fund or acquired through the Merger.

Results of Operations
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
For the three months ended June 30, 2026 and 2025, our results of operations are as follows (dollar amounts in thousands):

Results		For the three months ended June 30, 2026	For the three months ended June 30, 2025	% Change	Explanation
Revenue
Rental revenue		$5,251	$2,067	154%	The increase in rental revenue was primarily attributable to thirteen of the fifteen additional real estate properties held and available to rent during the current period.
Interest revenue		644	268	140%	The increase in interest revenue was primarily attributable to the consolidation of National Lending during the current period.
Other revenue	(a)	977	279	250%	The increase in other revenue was primarily attributable to the inclusion of thirteen of the fifteen additional real estate properties held and available to rent during the current period.
Total revenue		$6,872	$2,614	163%
Expenses
Property operating and maintenance	(b)	$2,661	$1,212	120%
The increase in property operating and maintenance expenses was primarily attributable to the inclusion of thirteen of the fifteen additional real estate properties held and available to rent during the current period.

Investment management and other fees - related party		1,350	411	228%	The increase in investment management and other fees - related party was primarily attributable to assets acquired in connection with the Merger, as investment management fees are calculated as a percentage of net assets each quarter.
Depreciation and amortization		3,013	590	411%
The increase in depreciation and amortization expense was primarily attributable to the inclusion of thirteen of the fifteen additional real estate properties held and available to rent during the current period.

General and administrative expenses		765	157	387%	The increase in general and administrative expenses was primarily attributable to additional audit, legal, and tax expenses incurred in connection with the Merger.
Total expenses		$7,789	$2,370	229%
Other income (expense)
Equity in earnings (losses)		(3,478)	1,451	(340)%	The decrease in equity in earnings was primarily driven by losses from the equity method investments acquired during the period.

Dividend income	314	58	441%	The increase in dividend income was primarily driven by increased cash invested in a money market sweep account during the current period.
Interest expense, net	(2,521)	(961)	162%	The increase in interest expense, net was primarily attributable to the assumption of three mortgages and one credit facility during the period.
Interest expense - related party	-	(89)	(100)%	The decrease in interest expense - related party is attributable to the consolidation of National Lending during the current period, as well as the payoff of the note payable prior to the Merger.
Increase (decrease) in fair value of derivative financial instruments	1	(135)	(101)%	The decrease in fair value of derivative financial instruments was primarily driven by changes in the valuation of the interest rate cap agreements associated with mortgage payables due to changes in market interest rates, remaining term to maturity, and market volatility relative to the prior period.
Unrealized gain (loss) on equity securities	(747)	-	100%	The decrease in unrealized gain (loss) on equity securities primarily reflects unrealized depreciation on equity securities not held in the prior period.
Total other income (expense)	$(6,431)	$324	(2085)%
(a)Other revenue consists primarily of common area maintenance charges, real estate tax refunds, and utility billback income billed to tenants.
(b)Property operating and maintenance expenses consist primarily of real estate taxes, property management fees, and costs associated with routine maintenance, cleaning, turnover services, and landscaping.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
For the six months ended June 30, 2026 and 2025, our results of operations are as follows (dollar amounts in thousands):

Results		For the six months ended June 30, 2026	For the six months ended June 30, 2025	% Change	Explanation
Revenue
Rental revenue		$7,872	$4,240	86%	The increase in rental revenue was primarily attributable to thirteen of the fifteen additional real estate properties held and available to rent during the current period.
Interest revenue		1,154	529	118%	The increase in interest revenue was primarily attributable to the consolidation of National Lending during the current period, as well as interest income earned on related party notes issued to National Lending prior to the Merger.
Other revenue	(a)	1,296	545	138%	The increase in other revenue was primarily attributable to the inclusion of thirteen of the fifteen additional real estate properties held and available to rent during the current period.
Total revenue		$10,322	$5,314	94%
Expenses
Property operating and maintenance	(b)	$4,086	$2,330	75%
The increase in property operating and maintenance expenses was primarily attributable to the inclusion of thirteen of the fifteen additional real estate properties held and available to rent during the current period.

Investment management and other fees - related party		1,858	839	121%	The increase in investment management and other fees - related party was primarily attributable to assets acquired in connection with the Merger, as investment management fees are calculated as a percentage of net assets each quarter.
Depreciation and amortization		3,909	1,178	232%
The increase in depreciation and amortization expense was primarily attributable to the inclusion of thirteen of the fifteen additional real estate properties held and available to rent during the current period.

General and administrative expenses		793	319	149%	The increase in general and administrative expenses was primarily attributable to additional audit, legal, and tax expenses incurred in connection with the Merger.
Total expenses		$10,646	$4,666	128%

Other income (expense)
Equity in earnings (losses)	(3,992)	15,188	(126)%	The decrease in equity in earnings was primarily driven by a $16.1 million gain on sale of investments recognized by equity method investees in the prior year period, with no comparable gain in the current year.
Dividend income	439	85	416%	The increase in dividend income was primarily driven by increased cash invested in a money market sweep account during the current period.
Interest expense, net	(3,680)	(1,890)	95%	The increase in interest expense, net was primarily attributable to the assumption of three mortgages and one credit facility during the current period.
Interest expense - related party	-	(200)	(100)%	The decrease in interest expense - related party is attributable to the consolidation of National Lending during the current period, as well as the payoff of the note payable prior to the Merger.
Decrease in fair value of derivative financial instruments	(17)	(226)	(92)%	The decrease in fair value of derivative financial instruments was primarily driven by changes in the valuation of the interest rate cap agreements associated with mortgage payables due to changes in market interest rates, remaining term to maturity, and market volatility relative to the prior period.
Unrealized gain (loss) on equity securities	721	-	100%	The increase in unrealized gain (loss) on equity securities primarily reflects unrealized appreciation on equity securities not held in the prior period.
Total other income (expense)	$(6,529)	$12,957	(150)%

(a)Other revenue consists primarily of common area maintenance charges, real estate tax refunds, and utility billback income billed to tenants.
(b)Property operating and maintenance expenses consist primarily of real estate taxes, property management fees, and costs associated with routine maintenance, cleaning, turnover services, and landscaping.

Key Factors We Expect to Impact Our Future Performance
Sources of Operating Revenues and Cash Flows
We expect to primarily generate cash flows through the rental operations of our real estate properties, the distributions received from our investments in equity method investees, and the interest earned on our investments in real estate debt. We may also generate cash flow from interest income on related party notes, and seek to acquire other investments which generate attractive returns without any leverage. See Note 2, Summary of Significant Accounting Policies–Revenue Recognition in the notes to the condensed consolidated financial statements included in this Quarterly Report for further detail.
Interest Rates
During its September, October, and December 2025 meetings, the Federal Reserve (the “Fed”) voted to cut its benchmark interest rate by 25 basis points each time, which was the first rate decrease since late 2024. Rates remained unchanged in the first half of 2026, and as of the date of this filing, the Fed has not indicated rate cuts will continue. Real estate markets have faced persistent challenges following the Fed’s interest rate increases beginning in late 2022. A decline in rates and improvement in market balance may positively impact real estate values in future periods, creating higher returns for our real estate investments.

Recent Developments

Investments
On July 10, 2026, the Company redeemed its investment in the Fundrise Real Estate Interval Fund, LLC for approximately $19.1 million.

On July 14, 2026, the Company invested approximately $21.6 million to acquire a membership interest in Neighborhood Partners 173, LLC.

Liquidity and Capital Resources
We obtain the capital to fund our investment activities and operating expenses from multiple sources, including secured or unsecured financings, borrowings under credit facilities, cash flow from operations, distributions from equity method investments, net proceeds from asset repayments and sales, and other financing transactions. We use this capital to invest in and manage a diversified portfolio of real estate investments and fund our operations. Our material cash requirements are primarily (i) funding new investments as opportunities arise, (ii) ordinary-course operating expenses and capital expenditures, and (iii) debt service. As of June 30, 2026, we had no unfunded commitments, have not identified any material capital expenditure requirements over the next twelve months, and have no mortgage maturities during the same period.
As of June 30, 2026, we had deployed approximately $616.2 million in net capital for 52 investments and had approximately $43.6 million in cash and cash equivalents. In addition, as of June 30, 2026, we had approximately $38.1 million of distributions payable and $23.8 million of redemptions payable. The redemptions payable were settled subsequent to quarter-end, and the distributions payable are expected to be paid within the next 12 months. We anticipate that (i) unrestricted cash on hand; (ii) National Lending loan repayments from affiliated funds; and (iii) if necessary, proceeds from asset dispositions. However, repayments from affiliated funds and asset dispositions depend on the execution of management plans and the actions of third parties, none of which can be assured as of the issuance of these financial statements. The Merger Entities and the Company have a demonstrated history of obtaining external financing collateralized by real estate assets and, if necessary, management believes it could obtain similar financing that would be sufficient to supplement its resources and fund its obligations over the next twelve months following the issuance of these financial statements. Management has evaluated the Company's ability to meet its obligations and believes its available and expected resources will be adequate to do so.
We may selectively employ leverage to enhance total returns to our shareholders through a combination of senior financing on our real estate acquisitions, secured facilities, and capital markets financing transactions. The Company had no outstanding unsecured Company level debt as of June 30, 2026 and August 13, 2026. This does not include any debt secured by the real property of our consolidated or unconsolidated investments. Our targeted portfolio-wide leverage is between 50-85% of the greater of the cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets. We seek to secure conservatively structured leverage that is long-term, non-recourse, non-mark-to-market financing to the extent obtainable on a cost-effective basis. To the extent a higher level of leverage is employed it may come either in the form of government-sponsored programs or other long-term, non-recourse, non-mark-to-market financing. Our Manager may from time to time modify our leverage policy in its discretion in light of then-current economic conditions, relative costs of debt and equity capital, market values of our assets, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. It is our policy to not borrow more than 85% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets. We cannot exceed the leverage limit of our leverage policy unless any excess in borrowing over such level is approved by our Manager’s investment committee.
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
Other Details
Redemption Plan
As of June 30, 2026, the Company had received redemption requests for approximately 7,256,000 common shares since the closing of the Merger on April 29, 2026. During the six months ended June 30, 2026, the Company honored approximately 2,400,000 common shares pursuant to its share redemption plan at a weighted-average redemption price of $9.99 per share. The related cash payments of approximately $23.8 million were funded using available cash and paid subsequent to June 30, 2026. Redemption requests for approximately 4,856,000 common shares remain outstanding as of June 30, 2026.

Under the Company's redemption plan, the Company intends to limit redemptions in any calendar quarter to shares whose aggregate value is 2.50% of the NAV of all of the Company's outstanding shares, which the Manager, in its sole discretion, may elect to increase to up to 5.00% if redemptions for the relevant quarter exceed 2.50% and the Manager determines there is sufficient liquidity to satisfy the additional redemptions. For the quarter ended June 30, 2026, the Manager elected to redeem shares having an aggregate value equal to 4.00% of the Company's NAV. The redemption requests that remained outstanding as of June 30, 2026 were not honored because the aggregate redemption requests received exceeded this quarterly redemption limit.

Distributions
The Company intends to continue to make distributions as necessary to qualify as a REIT and to minimize federal income and excise taxes on retained taxable income and gains, subject to available cash flow and other factors deemed relevant by the Manager. No distributions were paid during the three months ended June 30, 2026. For the three months ended June 30, 2025, cash distributions exceeded net cash provided by operating activities. Accordingly, a portion of distributions was funded from returns of investment received from equity method investees.
For further details, please see Note 8, Distributions in our condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2026, the Company's off-balance sheet arrangements consist of guarantee obligations related to a mortgage credit facility secured in part by properties owned through unconsolidated equity method investees. For a description of these guarantee obligations, including the nature, maximum potential future payments, and conditions for termination, see Note 13, Commitments and Contingencies, in the notes to the condensed consolidated financial statements included in this Quarterly Report. As of December 31, 2025, we had no off-balance sheet arrangements.
Related Party Arrangements
For further information regarding “Related Party Arrangements,” please see Note 11, Related Party Arrangements, in the notes to the condensed consolidated financial statements included in this Quarterly Report.

Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report is based on our condensed consolidated financial statements, which are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty and actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. For a complete description of our accounting policies, see Note 2, Summary of Significant Accounting Policies in our condensed consolidated financial statements included in this Quarterly Report.
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
Changes in Internal Control over Financial Reporting
Due to a transition period established by SEC rules applicable to newly registered companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until the filing of our Annual Report on Form 10-K for the year ended December 31, 2027.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
As of the date of this Quarterly Report, we are not currently named as a defendant in any active or pending material litigation. However, it is possible that the Company could become involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, management is not aware of any pending or threatened litigation that it currently expects to have a material adverse effect on the Company.

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

These factors may also reduce demand for real estate, delay or prevent development and refinancing activities, and increase the likelihood of tenant defaults or vacancies across our portfolio. In addition, market volatility and uncertainty may lead to reduced investor demand for our investments or increased redemption activity, which could adversely affect our revenues.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a)During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act.
b)Not applicable.
c)The Company maintains a share redemption plan that permits members to request that the Company redeem all or a portion of their shares, subject to the terms and limitations of the plan. Shares redeemed under the plan are repurchased by the Company at the applicable quarterly net asset value per share, subject to any applicable adjustments under the plan. The Company is not obligated to redeem any specific number of shares and may amend, suspend, or terminate the share redemption plan at any time. The following table summarizes shares repurchased pursuant to the share redemption plan during the quarter ended June 30, 2026:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	-	$-	-	-
May 1, 2026 - May 31, 2026	-	$-	-	-
June 1, 2026 - June 30, 2026	(2,406,271)	$(9.99)	(2,406,271)	$0 (1)
(1) The Company's share redemption plan operates on a quarterly basis. Redemption requests are submitted throughout the quarter and become effective on the last business day of the quarter, at which time the Manager determines the extent to which requests will be honored, subject to the plan's quarterly limit. Because that limit is not determined until quarter-end, no maximum was determinable at April 30, 2026 or May 31, 2026, and no shares were eligible for repurchase during those interim months. For the quarter ended June 30, 2026, the Manager set the quarterly limit at 4.00% of the Company's NAV, and the Company repurchased all shares available under that limit on the quarterly redemption date; accordingly, no shares remained available for repurchase under the plan for the quarter.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
During the three months ended June 30, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet (Unaudited) of Fundrise eREIT, LLC, (ii) Condensed Consolidated Statement of Operations (Unaudited) of Fundrise eREIT, LLC, (iii) Condensed Consolidated Statement of Changes in Members’ Equity (Unaudited) of Fundrise eREIT, LLC, (iv) Condensed Consolidated Statement of Cash Flows (Unaudited) of Fundrise eREIT, LLC, and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited) of Fundrise eREIT, LLC

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

Date: August 13, 2026