Form 10-Q
period 2026-09-30
Fundrise eREIT, LLC
filed 2026-11-12
CIK 2093809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 12, 2026, there were 55,557,801 outstanding shares of common stock of Fundrise eREIT, LLC.

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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
INDEX TO CONDENSED FINANCIAL STATEMENTS OF FUNDRISE EREIT, LLC
(Unaudited)

Fundrise eREIT, LLC
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	As of September 30, 2026 (unaudited)	As of December 31, 2025
ASSETS
Cash and cash equivalents	$20,644	$33,867
Restricted cash	6,228	3,923
Other assets, net	2,227	1,126
Due from related party	39,345	16,803
Investments in real estate debt	10,643	12,616
Investments in equity securities	802	1,163
Investments in equity method investees, net	246,953	61,231
Investments in real estate properties, net	464,789	144,216
Total Assets	$791,631	$274,945

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$5,366	$4,342
Due to related party	1,537	1,741
Distributions payable	38,226	11
Redemptions payable	14,113	31
Other liabilities	2,498	449
Notes payable - related party	5,001	-
Mortgages payable and credit facility, net	206,430	74,651
Total Liabilities	273,171	81,225

Commitments and Contingencies (Note 13)

Equity:
Members' Equity:
Common shares, net of redemptions; unlimited shares authorized; 59,413,939 and 23,649,384 shares issued and 55,570,898 and 14,573,663 shares outstanding as of September 30, 2026 and December 31, 2025	530,475	174,831
Retained earnings (accumulated deficit) and cumulative distributions	(31,782)	18,889
Total Members’ Equity	498,693	193,720
Non-controlling interests	19,767	-
Total Equity	518,460	193,720
Total Liabilities and Equity	$791,631	$274,945
The accompanying notes are an integral part of these condensed consolidated financial statements.

Fundrise eREIT, LLC
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026 (unaudited)	September 30, 2025 (unaudited)	September 30, 2026 (unaudited)	September 30, 2025 (unaudited)
Revenue
Rental revenue	$6,653	$2,045	$14,525	$6,285
Interest revenue	728	275	1,882	804
Other revenue	856	271	2,152	816
Total revenue	8,237	2,591	18,559	7,905

Expenses
Property operating and maintenance	3,568	1,269	7,654	3,599
Investment management and other fees - related party	1,822	393	3,680	1,232
Depreciation and amortization	4,084	510	7,993	1,688
General and administrative expenses	745	118	1,538	437
Total expenses	10,219	2,290	20,865	6,956

Other income (expense)
Equity in earnings (losses)	(6,255)	6,293	(10,247)	21,481
Dividend income	166	163	605	248
Interest expense, net	(3,231)	(953)	(6,911)	(2,843)
Interest expense - related party	(1)	-	(1)	(200)
Increase (decrease) in fair value of derivative financial instruments	22	(87)	5	(313)
Unrealized gain (loss) on equity securities	(1,082)	-	(361)	-
Realized gain (loss) on equity securities	1,097	-	1,097	-
Total other income (expense)	(9,284)	5,416	(15,813)	18,373

Net income (loss)	$(11,266)	$5,717	$(18,119)	$19,322

Less: Net income (loss) attributable to non-controlling interests	34	-	53	-
Net income (loss) attributable to controlling interests	$(11,300)	$5,717	$(18,172)	$19,322

Net income (loss) per basic and diluted common share	$(0.20)	$0.53	$(0.47)	$1.70
Weighted average number of common shares outstanding, basic and diluted	56,982,018	10,850,216	39,036,770	11,355,414
The accompanying notes are an integral part of these condensed consolidated financial statements.

Fundrise eREIT, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Amounts in thousands, except share data)

	Common Shares		Retained Earnings (Accumulated Deficit)	Total Members' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
December 31, 2025	14,573,663	$174,831	$18,889	$193,720	$-	$193,720
Offering costs	-	(251)	-	(251)	-	(251)
Net income (loss)	-	-	495	495	-	495
March 31, 2026 (unaudited)	14,573,663	$174,580	$19,384	$193,964	$-	$193,964
Issuance of common shares in connection with the Merger	44,840,276	394,552	-	394,552	-	394,552
Offering costs	-	(455)	-	(455)	-	(455)
Distributions declared on common shares	-	-	(32,140)	(32,140)	-	(32,140)
Redemptions of common shares	(2,406,271)	(24,034)	-	(24,034)	-	(24,034)
Non-controlling interests	-	-	-	-	15,894	15,894
Net income (loss)	-	-	(7,367)	(7,367)	19	(7,348)
June 30, 2026 (unaudited)	57,007,668	$544,643	$(20,123)	$524,520	$15,913	$540,433
Offering costs	-	(2)	-	(2)	-	(2)
Distributions declared on common shares	-	-	(359)	(359)	-	(359)
Redemptions of common shares	(1,436,770)	(14,166)	-	(14,166)	-	(14,166)
Non-controlling interests	-	-	-	-	3,820	3,820
Net income (loss)	-	-	(11,300)	(11,300)	34	(11,266)
September 30, 2026 (unaudited)	55,570,898	$530,475	$(31,782)	$498,693	$19,767	$518,460

	Common Shares		Retained Earnings (Accumulated Deficit)	Total Members' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
December 31, 2024	11,900,001	$131,003	$2,337	$133,340	$-	$133,340
Offering costs	-	(17)	-	(17)	-	(17)
Distributions declared on common shares	-	-	(73)	(73)	-	(73)
Redemptions of common shares	(560,872)	(9,061)	-	(9,061)	-	(9,061)
Net income	-	-	13,037	13,037	-	13,037
March 31, 2025 (unaudited)	11,339,129	$121,925	$15,301	$137,226	$-	$137,226
Offering costs	-	(20)	-	(20)	-	(20)
Distributions declared on common shares	-	-	(71)	(71)	-	(71)
Redemptions of common shares	(488,913)	(7,915)	-	(7,915)	-	(7,915)
Net income	-	-	568	568	-	568
June 30, 2025 (unaudited)	10,850,216	$113,990	$15,798	$129,788	$-	$129,788
Offering costs	-	(1)	-	(1)	-	(1)
Net income	-	-	5,717	5,717	-	5,717
September 30, 2025 (unaudited)	10,850,216	$113,989	$21,515	$135,504	$-	$135,504
The accompanying notes are an integral part of these condensed consolidated financial statements.

Fundrise eREIT, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	For the Nine Months Ended September 30, 2026 (unaudited)	For the Nine Months Ended September 30, 2025 (unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$(18,119)	$19,322
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses	10,247	(21,481)
Return on investment from equity method investees	261	15,927
Amortization of deferred rental revenue	(297)	-
Depreciation and amortization	7,993	1,688
Amortization of above- and below-market leases, net	15	-
Amortization of below-market debt	42	-
Amortization of debt issuance costs	105	52
Amortization of lease incentives	382	-
Bad debt expense and other losses	182	37
Interest revenue received in kind, net of payments	(502)	(450)
(Increase) decrease in fair value of derivative financial instruments	(5)	313
Unrealized (gain) loss on equity securities	361	-
Realized (gain) loss on equity securities	(1,097)	-
Changes in assets and liabilities:
Net (increase) decrease in other assets	1,343	(165)
Net (increase) decrease in due from related party	158	-
Net increase (decrease) in accounts payable and accrued expenses	(2,573)	54
Net increase (decrease) in due to related party	(1,469)	900
Net increase (decrease) in other liabilities	(29)	(39)
Net cash provided by (used in) operating activities	(3,002)	16,158
INVESTING ACTIVITIES:
Issuance of note receivable - related party	(6,800)	-
Repayment of note receivable - related party	1,200	-
Repayment of investment in real estate debt	2,379	-
Investment in equity securities	(18,000)	-
Proceeds from sale of equity securities	19,097	-
Investment in equity method investees	(27,637)	(158)
Return of investment from equity method investees	2,591	34,680
Improvements of real estate properties	(3,282)	(142)
Investment in derivative financial instruments	(81)	(138)
Cash and restricted cash acquired in connection with the Merger	26,018	-
Cash and restricted cash recognized upon consolidation of equity method investments post-Merger	13,578	-
Net cash provided by investing activities	9,063	34,242
FINANCING ACTIVITIES:
Proceeds from notes payable - related party	5,000	22,000
Repayment of notes payable - related party	-	(22,000)
Repayment of mortgage payable and credit facility	(635)	(51)
Redemptions paid	(24,154)	(25,062)
Distributions paid	(248)	(8,919)
Offering costs paid	(762)	(46)
Contributions from non-controlling interests	3,847	-
Distributions to non-controlling interests	(27)	-
Net cash used in financing activities	(16,979)	(34,078)

Net increase (decrease) in cash and cash equivalents and restricted cash	(10,918)	16,322
Cash and cash equivalents and restricted cash, beginning of period	37,790	9,074
Cash and cash equivalents and restricted cash, end of period	$26,872	$25,396

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Non-cash transactions in connection with the Merger:
Issuance of common shares to shareholders of each Merger Entity	$394,552	$-
Debt assumed in the Merger	$(143,831)	$-
Net assets (exclusive of cash and debt assumed) acquired in the Merger (1)	$512,365	$-
Non-cash transactions upon consolidation of equity method investments post-Merger:
Other assets recognized upon consolidation	$456	$-
Due from related party recognized upon consolidation	$30,335	$-
Investments in real estate properties recognized upon consolidation	$158,456	$-
Accounts payable and accrued expenses recognized upon consolidation	$(629)	$-
Other liabilities recognized upon consolidation	$(530)	$-
Mortgage payable recognized upon consolidation	$(68,771)	$-
Non-controlling interests recognized upon consolidation	$15,894	$-
Elimination of due from related party upon consolidation	$(36,598)	$-
Elimination of investment in equity method investees upon consolidation	$(160,197)	$-
Elimination of notes payable - related party upon consolidation	$80,388	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - related party note	$-	$200
Interest paid - mortgages payable and credit facility	$6,712	$3,096
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
We intend to qualify as a REIT for federal income tax purposes beginning with the year ending December 31, 2026. The Company has three taxable REIT subsidiaries ("TRSs"), a subsidiary that is intended to qualify as an Opportunity Fund pursuant to Section 1400Z-2 of the Internal Revenue Code of 1986, as amended (the "Code"), and has elected to treat certain wholly owned subsidiaries as qualified REIT subsidiaries (“QRSs”).

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

All adjustments considered necessary for a fair presentation of the Company’s financial position have been included and are of a normal and recurring nature. Interim results are not necessarily indicative of operating results for any other interim period or for the entire year. The condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and September 30, 2025, respectively, and certain related disclosures are unaudited. The condensed balance sheet as of December 31, 2025 and certain related disclosures are derived from Equity REIT's audited financial statements filed with the Company’s information statement/prospectus filed pursuant to Rule 424(b) of the Securities Act on April 27, 2026 (the “Prospectus”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company and Equity REIT’s financial statements and notes thereto included in the Prospectus. The Company's significant accounting policies have not changed significantly.

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to current year presentation. On the condensed consolidated balance sheets, the Company reclassified the following: (i) intangible assets (including acquired in-place leases, above-market leases, and other identified intangible assets) from "Intangible lease assets, net" to "Investments in real estate properties, net"; (ii) properties undergoing improvements or redevelopment from "Investments in real estate held for improvement" to "Investments in real estate properties, net"; and (iii) derivative financial instruments from "Derivative financial instruments" to "Other assets."

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
Prior to the Merger, Equity REIT held certain real estate investments through entities accounted for under the equity method, specifically FR-ICG EVO Parent LLC, National Lending, LLC ("National Lending"), and FR Rental, LLC. Subsequent to the Merger, those entities became consolidated subsidiaries of the Company and are consolidated from April 29, 2026 forward. Accordingly, the Company's consolidated financial statements reflect the full consolidation of these entities' assets, liabilities, revenues, and expenses beginning April 29, 2026. The non-controlling interests ("NCI") on the condensed consolidated balance sheets are related to the ownership interests held by third parties in FR-ICG EVO Parent LLC and National Lending, LLC, in which the Company has a controlling financial interest. Net income or loss attributable to the NCI is presented separately in the accompanying condensed consolidated statements of operations. The Company's NCI in FR-ICG EVO Parent LLC as of September 30, 2026 and December 31, 2025 was approximately $295,000 and $0, respectively. The Company's NCI in National Lending as of September 30, 2026 and December 31, 2025 was approximately $19.5 million and $0, respectively.

As of September 30, 2026, the Company has identified Mezza JV LP (the parent entity of the Mezza subsidiary) and HCP Project Company, LLC as VIEs; however, we are not the primary beneficiary and therefore account for these investments under the equity method of accounting.

Additionally, as of September 30, 2026, the Company has identified FR-ICG EVO Parent LLC (the parent entity of the majority-owned subsidiary that owns a property located in Las Vegas, NV (the "EVO Controlled Subsidiary")) as a VIE that is consolidated in our financial statements. The Company has evaluated its involvement with the entity and determined that it is the primary beneficiary, as it has the power to direct the activities that most significantly impact the entity’s economic performance, and the obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE. Transactions between the Company and the non-controlling interest holders are accounted for as equity transactions in the consolidated financial statements. As of December 31, 2025, we did not have any VIEs. See Note 14, Variable Interest Entities for further information.

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

Cash and Cash Equivalents

Cash equivalents consist of money market funds as of September 30, 2026 and December 31, 2025. Cash may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash with major financial institutions. To date, the Company has not experienced any losses with respect to cash.

Restricted Cash

Restricted cash consists of cash balances restricted in use by contractual obligations with third parties. This may include funds escrowed for tenant security deposits, real estate taxes, property insurance, and mortgage escrows required by lenders on certain of our properties to be used for future building renovations or tenant improvements.

The following are the amounts reported on the condensed consolidated balance sheets that are included in “Cash and cash equivalents and restricted cash” on the condensed consolidated statements of cash flows (amounts in thousands):

	As of September 30, 2026 (unaudited)	As of December 31, 2025
Cash and cash equivalents	$20,644	$33,867
Restricted cash	6,228	3,923
Total Cash, cash equivalents and restricted cash	$26,872	$37,790

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated on the basis of weighted-average number of common shares outstanding during the period. Basic earnings (loss) per share is computed by dividing income available to members by the weighted-average common shares outstanding during the period. Diluted net income (loss) per common share equals basic net income (loss) per common share as there were no potentially dilutive securities outstanding during both the three and nine months ended September 30, 2026 and 2025.

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

The Company evaluates its investment in equity method investees for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. If it is determined that an impairment exists and is other than temporary, then the Company estimates the fair value of the investment using various valuation techniques, including, but not limited to, discounted cash flow models, which consider inputs such as the Company’s intent and ability to retain its investment in the entity, the financial condition and long-term prospects of the entity, and the expected term of the investment. If the Company determined any decline in value is other-than-temporary, the Company would recognize an impairment charge to reduce the carrying value of its investment to fair value. No impairment losses were recorded related to equity method investees for the three and nine months ended September 30, 2026 and 2025.

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

For purposes of determining our allowance for credit losses, we pool financial assets that have similar risk characteristics. We have aggregated our financial assets by financial instrument type, but have a limited history of incurred losses and consequently have elected to utilize a probability of default (“PD”) and loss given default (“LGD”) methodology. The Company’s determination of credit losses is based on several factors, including but not limited to historical loss experience, current and expected market conditions, as well as reasonable and supportable forecasts regarding the borrower’s intent and ability to repay principal and interest over the term of the loan. Loans that do not share similar risk characteristics with the pool are evaluated individually. For these loans, the allowance for credit losses is measured as the difference between amortized cost and the present value of the expected future cash flows discounted at the loan’s effective interest rate or if repayment is expected to be provided substantially through the operation or sale of the collateral, the fair value of the underlying collateral (less estimated costs to sell). Amounts deemed uncollectible are charged off against the allowance. During the three and nine months ended September 30, 2026 and 2025, no investments in real estate debt had an associated credit loss.

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

We evaluate our real estate properties for impairment when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of the investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value. During the three and nine months ended September 30, 2026 and 2025, no such impairment occurred.

Equity Securities

Equity securities are initially measured at the transaction price plus transaction costs. Equity securities with a readily determinable fair value are subsequently measured at fair value based on the quoted share price of the securities with any related gains and losses, including unrealized gains and losses, recognized in “Unrealized gain (loss) on equity securities” in the accompanying condensed consolidated statements of operations. Equity securities without a readily determinable fair value are measured at cost, less any impairment, and are adjusted to fair value only when there are observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Dividends earned on equity securities are recognized in “Dividend income” in the accompanying condensed consolidated statements of operations.

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

Deferred Leasing Costs

We capitalize and amortize direct and incremental costs associated with the successful negotiation of leases, primarily consisting of leasing commissions, on a straight-line basis over the terms of the respective leases. Deferred leasing costs are classified in "Investments in real estate properties, net" on the consolidated balance sheets. We record the amortization of these capitalized leasing costs in “Depreciation and amortization” on the condensed consolidated statements of operations. If an applicable lease terminates prior to the expiration of its initial lease term, we write off the carrying amount of the costs to amortization expense.

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

No material provision for current or deferred federal or state income taxes has been recorded in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, the Company had no gross deferred tax assets or liabilities related to its TRSs.

As of September 30, 2026, the tax periods for the taxable years ending December 31, 2022, and all subsequent taxable years of the legacy merged eREITs remain open to examination by the applicable taxing authorities. Fundrise eREIT, LLC has not yet filed its initial income tax returns as of September 30, 2026, and therefore no tax periods of the surviving entity have yet become subject to examination. The Company has evaluated the tax positions of both the legacy merged entities and the surviving entity and concluded that no uncertain tax positions require recognition in the accompanying condensed consolidated financial statements.

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

Revenue Recognition

The Company’s primary source of revenues is rental revenue, which consists of fixed contractual base rent arising from leases, all of which are classified as operating leases. The Company has elected the non-separation practical expedient for lessors and does not separate non-lease components, such as common area maintenance, from the associated lease component. Tenant reimbursements for common area maintenance, real estate taxes, insurance and utilities are accounted for as variable lease payments in accordance with ASC 842, Leases, and are recognized in the period in which the related expenses are incurred. These reimbursements are presented within “Other revenue” on the condensed consolidated statements of operations. Accordingly, rental revenue and tenant reimbursements are excluded from the scope of ASC 606, Revenue from Contracts with Customers.

The Company considers the impact of lease incentives, rental concessions, rent abatements, and rent steps when accounting for rental revenue. Rental revenue is recognized on a straight-line basis over the non-cancelable term of the lease when collection is considered probable, which may result in the recording of unbilled rent receivables or liabilities for rental payments received in advance. Unbilled rent receivables related to straight-line adjustments are included in "Other assets, net" on the condensed consolidated balance sheets. Rental payments received in advance are deferred and recorded within "Other liabilities" on the consolidated balance sheets until earned.

We periodically review the collectability of lease payments and record an allowance against tenant receivables, including straight-line rent receivables, for leases where collection is not probable. Changes in the allowance are reflected as a reduction of rental revenue rather than as an operating expense in the condensed consolidated financial statements.

The following table presents the undiscounted future minimum rents the Company expects to receive from its non-cancelable commercial operating leases as of September 30, 2026 (amounts in thousands). Rental revenue generated from the Company's residential leases, which generally have terms of one year or less and renew only with the consent of both parties, is excluded from the table below.

Year	Future Minimum Rents
Remainder of 2026	$2,140
2027	7,695
2028	7,033
2029	5,671
2030	4,442
Thereafter	7,912
Total	$34,893
For the three and nine months ended September 30, 2026 and 2025, there were no tenants that accounted for greater than 10% of contractual rental revenue.
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
3.Merger Transaction – Asset Acquisition
As a result of the Merger, the financial information presented reflects the accounting for the transaction and includes the acquired assets and assumed liabilities from the date of acquisition. The Company accounted for the Merger as an asset acquisition given no substantive processes were acquired. Merger-related costs consisted primarily of legal and accounting fees and were allocated among the Merger Entities based on each entity's relative net asset value ("NAV"). These costs were paid by the respective Merger Entities prior to the Merger and were primarily recorded as offering costs. Valuation fees and transfer taxes were expensed as incurred. The Merger was effected through an equity exchange and no cash consideration was paid. The total consideration transferred in the Merger was measured as the fair value of equity interests issued by the Company to the shareholders of the Merger Entities.

The Company recorded the assets acquired and liabilities assumed of the non-predecessor Merger Entities at allocated cost based on relative fair values at the Merger Date. Equity REIT was identified as the accounting predecessor; therefore, its assets and liabilities carry forward at historical carrying amounts with no step-up to fair value. The difference between the historical accounting equity carried forward and the legal common shares issued is recorded to Common shares, net of redemptions. The merger-date purchase price allocation presented below reflects certain ownership interests contributed by the Merger Entities as equity method investments. Following the Merger, certain of these investees are consolidated by the Company under ASC 810, and the purchase price allocation does not reflect the effects of post-merger consolidation.

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

4.Investments in Equity Method Investees

The table below presents the activity of the Company’s investments in equity method investees as of and for the periods presented (amounts in thousands):

Investments in Equity Method Investees:	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Beginning balance	$61,231	$92,722
Additional investments in equity method investees (1)(2)	224,973	158
Distributions received (3)	(2,852)	(50,607)
Equity in earnings (losses) of equity method investees (3)	(10,247)	21,481
Consolidation of equity method investments post-Merger (4)	(26,152)	-
Ending balance	$246,953	$63,754
(1) During the nine months ended September 30, 2026, the Company acquired fifteen investments in equity method investees in connection with the Merger. Investments as of and for the periods presented exclude equity method investments acquired in the Merger which are consolidated in the Company's condensed consolidated financial statements, and equity method investments previously held by the predecessor, which are reflected in the beginning balance of this table. See Note 3, Merger Transaction – Asset Acquisition for further information regarding the Merger.
(2) During the three and nine months ended September 30, 2026, the Company invested approximately $21.6 million to acquire a membership interest in one additional equity method investment.

(3) During the nine months ended September 30, 2025, three underlying real estate properties held through equity method investees were sold, resulting in the disposition or liquidation of the respective equity method investments and the recognition of gains by the Company, as described below:
On February 14, 2025, the RSE Peak Subsidiary (Fundrise Peak I, LLC) sold the Villas at Meadow Springs Property for a sales price of approximately $61.8 million. Proceeds from the sale totaled approximately $24.1 million, net of repayment of $34.7 million of outstanding senior loans, and various closing costs of approximately $3.0 million. Our distribution received from the sale totaled approximately $14.1 million. As a result of this sale, the Company recognized a gain on disposition of equity method investees of approximately $14.1 million during the nine months ended September 30, 2025, which is recognized within equity in earnings. As of September 30,

2026, we had received our final cash flow distribution, representing the liquidation of the equity method investment.
On May 30, 2025, the Chase Heritage Controlled Subsidiary (FR-MP Chase JV LLC) sold the Chase Heritage Property for a sales price of approximately $72.0 million. Proceeds from the sale totaled approximately $29.3 million, net of repayment of $41.8 million of outstanding senior loans, and closing costs of approximately $900,000. Our distribution received from the sale totaled approximately $24.6 million, with an additional approximately $924,000 recorded within “Accounts payable and accrued expenses” for amounts payable to the joint venture member. As a result of this sale, the Company recognized a gain on disposition of equity method investees of approximately $819,000 during the nine months ended September 30, 2025, which is recognized within equity in earnings. As of September 30, 2026, we had received our final cash flow distribution, representing the liquidation of the equity method investment.
On August 15, 2025, Aspect Promenade JV LP sold the Sterling Town Center property for a sales price of     approximately $74.2 million. The Company received a distribution of approximately $11.0 million from the net sales proceeds. This transaction represented the sale of the final property held by the joint venture, concluding the joint venture’s investment activity. As a result of this sale, the Company recognized a gain of approximately $6.8 million during the nine months ended September 30, 2025, which is recognized within equity in earnings. As of September 30, 2025, we had not yet received our final cash flow distribution from Aspect Promenade JV LP, which is expected at the liquidation of the equity method investment. As of September 30, 2026, we had received our final cash flow distribution, representing the liquidation of the equity method investment.
(4) In connection with the Merger described in Note 3, Merger Transaction – Asset Acquisition, certain investments previously accounted for under the equity method are now consolidated in the Company's condensed consolidated financial statements. Accordingly, the predecessor's carrying value of approximately $26.2 million in these investments was reclassified out of equity method investees as of the Merger Date.

As of September 30, 2026, the Company’s investments in companies that are accounted for under the equity method of accounting consist of the following (dollar amounts in thousands):

	Number of Investments	Company's Ownership Interest (1)	Carrying value as of September 30, 2026	Carrying value as of December 31, 2025
Investments in Equity Method Investees (2)	18	10.0% - 99.0%	$246,953	$61,231

(1) Although the Company holds a majority ownership interest in certain investees, the Company accounts for these investments under the equity method because the other members hold substantive participating rights which preclude the Company from exercising unilateral control.
(2) As of September 30, 2026 and December 31, 2025, includes approximately $83.5 million and $0, respectively, from investments in five joint ventures formed by the Company and other affiliated entities.

The financial position and results of operations of the Company’s equity method investments as of and for the periods presented are summarized below (amounts in thousands):

Condensed balance sheet information:	As of September 30, 2026	As of December 31, 2025
Real estate assets, net	$982,063	$226,093
Other assets (1)	139,963	140,683
Total assets	$1,122,026	$366,776

Mortgages payable, net	$760,357	$166,300
Other liabilities (1)	20,980	52,242
Equity	340,689	148,234
Total liabilities and equity	$1,122,026	$366,776
Company’s equity investment (2)	$246,953	$61,231
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

Condensed income statement information:	For the three months ended September 30, 2026	For the three months ended September 30, 2025
Total revenue	$24,711	$11,944
Total expenses	25,214	1,249
Other income (expense)	(1,132)	(9,570)
Net income (loss)	$(1,635)	$1,125
Company’s equity in net income (loss) of investee (1)(2)(3)	$(6,255)	$6,293

(1) Summarized income statement information may include gains or losses recognized by investees on the sale of underlying properties, for which the Company recognizes its proportionate share through equity in earnings (losses). However, gains or losses recognized by the Company upon the disposition or liquidation of its investment in an investee are determined based on disposition or liquidation proceeds received relative to the Company's carrying value and are not derived directly from the investee's financial statements. The Company's gains or losses on dispositions or liquidations of equity method investees are recorded to "Equity in earnings (losses)" separately and are included in the "Company's equity in net income (loss) of investee" line above where applicable.
(2) For the three months ended September 30, 2026, there was no gain or loss recognized by the Company upon the disposition or liquidation of its equity method investments included in the Company’s equity in net income of investee. For the three months ended September 30, 2025, the Company’s equity in net income of investee includes an approximate $6.8 million gain recognized upon the disposition of an underlying investment and thus, the liquidation of one equity method investment.
(3) The equity in earnings (losses) of investee includes amortization of basis differences recognized during the three months ended September 30, 2026 and 2025. Basis differences represent the excess of the Company's allocated cost over its proportionate share of each investee's underlying net assets at acquisition and are amortized as a component of equity in earnings (losses) over the useful lives of the underlying assets.

Condensed income statement information:	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Total revenue	$47,049	$31,026
Total expenses	45,092	16,091
Other income (expense)	(11,228)	(14,203)
Net income (loss)	$(9,271)	$732
Company’s equity in net income (loss) of investee (1)(2)(3)	$(10,247)	$21,481

(1) Summarized income statement information may include gains or losses recognized by investees on the sale of underlying properties, for which the Company recognizes its proportionate share through equity in earnings (losses). However, gains or losses recognized by the Company upon the disposition or liquidation of its investment in an investee are determined based on disposition or liquidation proceeds received relative to the Company's carrying value and are not directly derived from the investee's financial statements. The Company's gains or losses on dispositions or liquidations of equity method investees are recorded to "Equity in earnings (losses)" separately and are included in the "Company's equity in net income (loss) of investee" line above where applicable.
(2) For the nine months ended September 30, 2026, there was no gain or loss recognized by the Company upon the disposition or liquidation of its equity method investments included in the Company’s equity in net income of investee. For the nine months ended September 30, 2025, the Company’s equity in net income of investee includes an approximate $21.7 million gain recognized upon the disposition of three underlying investments and thus, the liquidations of three equity method investments.
(3) The equity in earnings (losses) of investee includes the amortization of basis differences recognized during the nine months ended September 30, 2026 and 2025. Basis differences represent the excess of the Company's allocated cost over its proportionate share of each investee's underlying net assets at acquisition and are amortized as a component of equity in earnings (losses) over the useful lives of the underlying assets.

5.Investments in Real Estate Debt

The following table describes our real estate debt investment activity (amounts in thousands):

Investments in Real Estate Debt:	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Beginning balance	$12,616	$9,530
Interest revenue received in kind	502	450
Repayments (1)	(2,475)	-
Ending balance	$10,643	$9,980
(1) During the three and nine months ended September 30, 2026, one debt investment was repaid in full. There were no investments repaid during the three and nine months ended September 30, 2025.
Interest revenue received in kind represents accruable interest receivable from related investments in real estate debt upon maturity, net of payments received during the period. Interest revenue received in kind is presented within “Investments in real estate debt” in these condensed consolidated financial statements.

The following table presents the Company’s investments in real estate debt as of September 30, 2026 (dollar amounts in thousands):

Asset Type	Number of Investments	Principal Amount or Cost (1)	Future Funding Commitments	Carrying Value
Preferred Equity	1	$10,643	$-	$10,643
Balance as of September 30, 2026	1	$10,643	$-	$10,643
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

The following table presents certain information about the Company’s investments in real estate debt, as of September 30, 2026, by contractual maturity grouping (dollar amounts in thousands):

Asset Type	Number of Investments	Amounts Maturing Within One Year	Amounts Maturing After One Year Through Five Years	Amounts Maturing After Five Years Through Ten Years	Amounts Maturing After Ten Years
Preferred Equity	1	-	10,643	-	-
Balance as of September 30, 2026	1	$-	$10,643	$-	$-
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
Credit Quality Monitoring
The Company’s investments in real estate debt that earn interest based on debt-like terms are typically secured by senior liens on real estate properties, mortgage payments, mortgage loans, or interests in entities that have preferred interests in real estate similar to the interests just described. The Company evaluates its investments in real estate debt at least annually and differentiates the relative credit quality principally based on: (i) whether the borrower is currently paying contractual debt service or guaranteed preferred equity payments in accordance with its contractual terms; and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company’s expectations as to the ultimate recovery of principal at maturity. The Company considered investments for which it expects to receive full payment of contractual principal and interest payments as “performing.” Investments deemed other than performing are evaluated individually in determining the allowance for credit losses, as described in Note 2, Summary of Significant Accounting Policies – Investments in Real Estate Debt.
As of September 30, 2026, the Company considers all investments to be performing and no impairment charges have been recorded for either the three months ended September 30, 2026 and 2025 or the nine months ended September 30, 2026 and 2025. One investment that had reached its contractual maturity on December 23, 2025 was extended nine months to September 23, 2026 pursuant to an amendment executed during the nine months ended September 30, 2026, which included payment of all accrued and unpaid interest and replenishment of the related interest reserve. As of September 30, 2026, the investment was fully settled for repayment proceeds of approximately $2.4 million, net of applicable credits.

6.Investments in Real Estate Properties

As of September 30, 2026 and December 31, 2025 we had invested in thirty and eleven real estate properties, respectively. The following table presents the Company’s investments in real estate properties, net (amounts in thousands):

	As of September 30, 2026	As of December 31, 2025 (1)
Land	$142,610	$30,143
Building and building improvements	290,317	108,196
Site improvements	14,825	7,215
Furniture, fixtures, and equipment	5,397	3,113
Intangible lease assets	19,759	6,948
Work in progress (2)	13,034	1,075
Total gross investment in real estate properties	$485,942	$156,690
Less: Accumulated depreciation and amortization	(21,153)	(12,474)
Total investment in real estate properties, net (3)	$464,789	$144,216
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
(2) Work in progress includes all capitalized costs (land, building, site improvements, and other direct costs) for three properties under development as of September 30, 2026. Two of the three properties under development were acquired in connection with the Merger; see Note 3, Merger Transaction - Asset Acquisition, for additional information. As of December 31, 2025, the Company held one property under development.
(3) Investments in real estate properties as of September 30, 2026 include certain real estate investments through entities accounted for under the equity method prior to the Merger which are consolidated in the Company's condensed consolidated financial statements.
Acquisitions and Dispositions

During the three and nine months ended September 30, 2026, the Company acquired zero and fourteen investments in real estate properties, respectively, in connection with the Merger. See Note 3, Merger Transaction – Asset Acquisition for further information. Additionally, as a result of the Merger, five real estate properties held through entities previously accounted for under the equity method, either by the Company or as acquired in the Merger, are now consolidated in the Company's condensed consolidated financial statements. This includes a real estate property held through FR-ICG EVO Parent, LLC, a consolidated VIE in which the Company holds a controlling financial interest. See Note 14, Variable Interest Entities, for further information. There were no acquisitions of investments in real estate properties during the three or nine months ended September 30, 2025. There were no dispositions of investments in real estate properties during the three and nine months ended September 30, 2026 and September 30, 2025.

Depreciation and Amortization
Depreciation and amortization expense on our investments in real estate properties and related intangible lease assets was approximately $4.1 million and $510,000 for the three months ended September 30, 2026 and September 30, 2025, respectively, and approximately $8.0 million and $1.7 million for the nine months ended September 30, 2026 and September 30, 2025, respectively, and is recorded to "Depreciation and amortization" in the condensed consolidated statement of operations.
Our intangible lease assets primarily consist of in-place leases, above-market leases, lease incentives, and deferred leasing costs. The amortization of in-place leases and deferred leasing costs is included in "Depreciation and amortization" in the condensed consolidated statement of operations. The amortization of above-market leases and lease incentives is included as a reduction to "Rental revenue" in the consolidated statement of operations. The amortization of intangible lease assets reflected as contra-revenue was approximately $243,000 and $0 for the three months ended September 30,

2026 and September 30, 2025, respectively, and approximately $691,000 and $0 for the nine months ended September 30, 2026 and September 30, 2025, respectively.

Intangible lease liabilities consist of below-market leases and are included in "Other liabilities" in the condensed consolidated balance sheets. The amortization of below-market leases is included in "Rental revenue" in the condensed consolidated statement of operations. The amortization of intangible lease liabilities was approximately $167,000 and $0 for the three months ended September 30, 2026 and 2025, respectively, and approximately $294,000 and $0 for the nine months ended September 30, 2026 and 2025, respectively.

7.Equity Securities
The Company’s investments in equity securities consist of an equity security in a privately held company. As of September 30, 2026 and December 31, 2025, the Company’s equity securities consisted of the following (dollar amounts in thousands):

		As of September 30, 2026			As of December 31, 2025
Asset	Asset Type	Shares	Cost Basis	Fair Value	Shares	Cost Basis	Fair Value
Saltbox Inc.	Preferred Stock	1,586,954	$1,163	$802	1,586,954	$1,163	$1,163
	Total		$1,163	$802		$1,163	$1,163
During the nine months ended September 30, 2026, the Company purchased shares of Fundrise Real Estate Interval Fund, LLC, an affiliated real estate investment fund, for approximately $18.0 million at the then-current net asset value per share. During the three and nine months ended September 30, 2026, the Company fully redeemed its investment in the Fundrise Real Estate Interval Fund, LLC for approximately $19.1 million, resulting in a gain of approximately $1.1 million. The Company had no purchases or sales of equity securities during the three or nine months ended September 30, 2025. Additional information regarding fair value measurements is provided in Note 10, Fair Value of Financial Instruments.
8.Distributions
Distributions are calculated based on members of record each day during the respective distribution period. During the three and nine months ended September 30, 2026, total distributions declared to members, the Sponsor, and its affiliates were approximately $359,000 and $32.5 million, respectively, of which approximately $248,000 had been paid as of September 30, 2026. Distributions payable were approximately $38.2 million as of September 30, 2026. All distributions payable as of September 30, 2026 will be paid within twelve months of the period end to satisfy REIT distribution requirements.

Of the approximately $32.5 million in total distributions declared during the nine months ended September 30, 2026, approximately $31.9 million was declared in the second quarter of 2026, prior to the closing of the Merger on April 29, 2026. These distributions are payable solely to investors who were shareholders of record of Fundrise Equity REIT, LLC as of the applicable declaration dates, and are not payable to shareholders who joined the Company through the Merger from the other Merger Entities. In connection with the Merger, the Company also assumed approximately $6.0 million of previously declared but unpaid distributions of the non-predecessor Merger Entities. Of this amount, West Coast Opportunistic eREIT, LLC, East Coast Opportunistic eREIT, LLC, and Growth eREIT II, LLC had unpaid distributions in the amounts of approximately $50,000, $4.0 million and $1.9 million, respectively. These distributions are payable solely to investors who were shareholders of record of each respective Merger Entity as of the applicable declaration dates. The aggregate approximately $37.9 million of distributions payable to the shareholders of the Merger Entities will be settled in cash, through issuance of common shares of the Company, or a combination thereof.

The remaining approximate $600,000 that was declared following the closing of the Merger and during the three and nine months ended September 30, 2026 is payable to all members of record of the Company as of the applicable declaration date. Management expects to fund the approximate $600,000 of distributions from the net cash provided by operating activities or returns of investment received from equity method investees.

During the three and nine months ended September 30, 2025, total distributions declared were approximately $0 and $144,000, respectively. For the three and nine months ended September 30, 2025, cash distributions were funded by the net cash provided by operating activities. Distributions payable were approximately $11,000 as of December 31, 2025.

9.Mortgages Payable and Credit Facility
The following is a summary of the Company’s mortgages payable and credit facility as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

Borrower(s) (1)	Commitment Amount	Interest Rate	Maturity Date	Balance as of September 30, 2026 (5)	Balance as of December 31, 2025 (5)
E66 Property (2) (3)	$33,400	SOFR + 3.15%	07/09/2027	$31,144	$-
A93 Investment (3)	5,100	SOFR + 1.75%	10/29/2027	5,100	5,100
FRIND- Eisenhower, LLC and FRIND SB 1, LLC (3)	14,500	SOFR + 2.15%	04/17/2028	14,427	14,500
C20 Property (3)	30,000	7.75%	04/28/2028	30,000	-
FR-ICG EVO Owner LLC	69,619	4.58% - 6.98% (4)	11/01/2028	69,029	-
West Kernan Investment (3)	40,550	SOFR + 2.31%	06/01/2032	40,550	40,550
AP98 Investment (3)	15,069	SOFR + 2.46%	07/01/2032	15,069	15,069
CNP 87, LLC (3)	1,875	4.75%	07/15/2032	1,796	-
Total mortgages payable and credit facility				$207,115	$75,219
Less: Below-market debt value, net of amortization				(222)	-
Less: Debt issuance costs, net of amortization				(463)	(568)
Total mortgages payable and credit facility, net				$206,430	$74,651
(1)All mortgages payable and the Credit Facility are secured by the Company’s investments in real estate properties.
(2)Represents the Company's allocated commitment under a syndicated warehouse loan shared among multiple affiliated borrowers of up to $352.7 million in committed capital (the "Credit Facility").
(3)The Company is named as a guarantor under these mortgage payable agreements and as a carve-out guarantor under the Credit Facility. These guarantee agreements contain various financial and non-financial covenants, such as general liquidity and net worth requirements. For further details regarding the guarantees, see Note 13, Commitments and Contingencies.
(4)The interest rate range reflects three separate tranches within the FR-ICG EVO Owner LLC mortgage agreement, each bearing a fixed rate.
(5)Loan balances exclude unamortized debt issuance costs and below-market debt value, which are presented separately. The below-market debt value represents the remaining fair value adjustment recognized in connection with debt assumed in the Merger and is amortized as an adjustment to interest expense over the remaining contractual term of the related debt.
For those loans with maturity dates occurring within the next twelve months, the borrowers have extension options available to them upon satisfaction of certain conditions. The Company currently projects that it will meet the conditions to extend, and lender approval is not required if such conditions are met. Management expects to exercise these extension options prior to maturity in accordance with the terms of the loan agreements.

Amortization of debt issuance costs was approximately $35,000 and $17,000 for the three months ended September 30, 2026 and 2025, respectively, and $105,000 and $52,000 for the nine months ended September 30, 2026 and 2025, respectively. Amortization of below-market debt value was approximately $25,000 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $42,000 and $0 for the nine months ended September 30, 2026 and 2025, respectively. Both amounts are included within “Interest expense, net” in the condensed consolidated statements of operations.

Interest expense related to mortgages payable and the Credit Facility was approximately $3.2 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively, and $6.8 million and $3.1 million for the nine months ended September 30, 2026 and 2025, respectively, and is recorded to “Interest expense, net” in the condensed consolidated statements of operations.

The following table presents the future principal payments due under the Company’s mortgages payable and credit facility as of September 30, 2026 (amounts in thousands):

Year	Amount
Remainder of 2026	$79
2027	36,915
2028	113,920
2029	881
2030	936
Thereafter	54,384
Total	$207,115

10.Fair Value of Financial Instruments
Fair value is the price that the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the following hierarchy to prioritize the inputs used in fair value measurements:
Level 1 – Quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date.
Level 2 – Observable inputs other than Level 1 quoted prices, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and observable interest rates, yield curves, volatilities, and credit spreads.
Level 3 – Unobservable inputs that are significant to the fair value measurement. These inputs reflect the Company's assumptions about the assumptions market participants would use in pricing an asset or liability.
The hierarchy classification of an instrument is based on the lowest level input that is significant to the fair value measurement in its entirety.
Recurring fair value measurements
The following table presents the Company's financial assets measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (amounts in thousands):

September 30, 2026	Level 1	Level 2	Level 3	Total
Equity securities	$-	$-	$802	$802
Derivative financial instruments	$-	$127	$3	$130
Total	$-	$127	$805	$932

December 31, 2025	Level 1	Level 2	Level 3	Total
Equity securities	$-	$-	$1,163	$1,163
Derivative financial instruments	$-	$6	$16	$22
Total	$-	$6	$1,179	$1,185
The Company's equity securities measured at fair value are classified as Level 3 when significant valuation inputs are unobservable.

The Company’s derivative financial instruments are classified as "Other assets" on the condensed consolidated balance sheets. Interest rate cap agreements are valued using observable market inputs, including interest rate curves, term to maturity, volatility, and current credit spreads, and are classified as Level 2. Warrants are classified as Level 3 because their valuations use significant unobservable inputs, including implied equity values and option-pricing assumptions.

The Company has determined that the amount of Level 3 securities compared to total net assets is not material; therefore, the roll forwards of Level 3 securities and assumptions are not shown for the periods ended September 30, 2026 and December 31, 2025.

Financial Instruments not carried at fair value
The Company's other significant financial instruments are carried at cost or amortized cost on the condensed consolidated balance sheets. The following table presents their carrying amounts and estimated fair values as of September 30, 2026 and December 31, 2025 (amounts in thousands):

	As of September 30, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Investments in real estate debt
Amounts maturing within one year	$-	$-	$2,475	$2,475
Amounts maturing after one year through five years	10,643	10,655	10,141	10,155
Total assets	$10,643	$10,655	$12,616	$12,630
Liabilities:
Mortgages payable and credit facility	$207,115	$207,383	$75,219	$75,801
Total liabilities	$207,115	$207,383	$75,219	$75,801
The carrying amounts of cash and cash equivalents, restricted cash, contractual receivables, other assets, and notes receivable from related parties approximate their fair values because of the short maturity of these instruments.
The estimated fair values of investments in real estate debt are classified as Level 3. The Company estimates these fair values using discounted cash flow and recent-investment approaches. Significant inputs include market-based interest or preferred return rates, loan-to-value ratios, and expected repayment and prepayment dates.

The estimated fair values of mortgages payable and the credit facility are classified as Level 3. The Company estimates these fair values using discounted cash flow and recent-investment approaches. Significant inputs include market-based interest or preferred return rates, loan-to-value ratios, and expected repayment and prepayment dates. Differences between the carrying amount in the table above and the amount presented as “Mortgages payable and credit facility, net” on the condensed consolidated balance sheets are due to unamortized debt issuance costs and unamortized below-market debt value.

Fair value estimates are subjective and are based on market conditions and assumptions as of September 30, 2026 and December 31, 2025. Changes in those assumptions or in the valuation methodologies could result in materially different estimated fair values.

11.Related Party Arrangements

Fundrise Advisors, LLC, Manager

During the three and nine months ended September 30, 2026, the Manager incurred approximately $116,000 and $365,000 of costs on our behalf, respectively, compared to approximately $2,000 and $36,000 during the three and nine months ended September 30, 2025, respectively. Approximately $58,000 and $60,000 were due and payable as of September 30, 2026 and December 31, 2025, respectively.

During the three and nine months ended September 30, 2026, we incurred investment management fees of approximately $1.3 million and $2.8 million, respectively, compared to approximately $393,000 and $1.2 million during the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, approximately $1.3 million and $518,000, respectively, of investment management fees remained payable to the Manager.

In January 2026, the Company invested in Fundrise Real Estate Interval Fund, LLC, an affiliated real estate investment fund managed by our Manager. As the Manager receives management fees from Fundrise Real Estate Interval Fund, LLC, the Manager has agreed to waive management fees payable by the Company in an amount equal to the management fees earned by the Manager on the Company’s investment in Fundrise Real Estate Interval Fund, LLC. During the three and nine months ended September 30, 2026, the Company fully redeemed its investment in the fund. Refer to Note 7, Equity Securities, for additional information.

Rise Companies Corp., Member and Sponsor

Rise Companies Corp. is a member of the Company. During the three and nine months ended September 30, 2026, the Sponsor incurred approximately $394,000 and $500,000 of operating costs on our behalf, respectively, compared to approximately $25,000 and $68,000 during the three and nine months ended September 30, 2025, respectively. Approximately $3,000 and $0 were due and payable as of September 30, 2026 and December 31, 2025, respectively.

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

The following is a summary of the promissory notes receivable issued by National Lending to affiliated eREITs and Funds that are not eliminated in consolidation as of September 30, 2026. As of December 31, 2025, the predecessor held no such notes from National Lending (dollar amounts in thousands):

Note	Principal Balance	Interest Rate	Effective Date	Maturity Date	Principal Balance at September 30, 2026	Principal Balance at December 31, 2025
2026 – A	$1,500	5.00%	04/06/2026	04/06/2027	$-	$-
2026 – B	$21,800	5.00%	04/22/2026	05/31/2027	$21,800	$-
2026 – C	$11,000	5.00%	04/22/2026	05/31/2027	$11,000	$-
2026 – D	$1,400	5.00%	06/30/2026	06/30/2027	$1,400	$-
2026 – E	$1,000	5.00%	07/31/2026	07/31/2027	$500	$-
2026 – F	$1,400	4.75%	09/30/2026	09/30/2027	$1,200	$-
				Total	$35,900	$-
As of September 30, 2026 and December 31, 2025, accrued interest receivable on the above notes totaled approximately $695,000 and $0, and is included in "Due from related party" on the condensed consolidated balance sheets. "Due from related party" also includes approximately $2.7 million related to the Credit Facility, see further information on the Credit Facility Allocation and Reimbursement Agreement below.

The following table summarizes the promissory notes receivable issued by the predecessor to National Lending as of December 31, 2025 (dollar amounts in thousands):

Note	Principal Balance	Interest Rate	Effective Date	Maturity Date	Principal Balance at September 30, 2026	Principal Balance at December 31, 2025
2025 – C	$16,800	4.75%	12/31/2025	12/31/2026	$-	$16,800

As a result of the consolidation of National Lending, intercompany promissory notes receivable issued to National Lending by the Company and acquired in the Merger are eliminated in consolidation. As of December 31, 2025, the Company held approximately $16.8 million of notes receivable, as presented in the table above. An additional approximately $19.8 million of notes receivable was acquired in connection with the Merger. Including accrued interest, the aggregate balance of these notes totaled approximately $36.6 million, which was eliminated in consolidation following the Merger. As of September 30, 2026, all such notes had been fully repaid, and accordingly, no related balances remained outstanding or subject to elimination in consolidation.

As of September 30, 2026, promissory notes payable issued from National Lending to the Company have also been eliminated in consolidation and are not reflected herein. The Company assumed approximately $80.4 million of promissory notes payable in the Merger and as of September 30, 2026, the remaining notes payable issued by National Lending to the Company totaled approximately $53.6 million, inclusive of accrued interest, which have been eliminated in consolidation.

The following table summarizes the promissory notes issued by affiliated eREITs and Funds to National Lending that are not eliminated in consolidation as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

Note	Principal Balance	Interest Rate	Effective Date	Maturity Date	Principal Balance at September 30, 2026	Principal Balance at December 31, 2025
2026 – A	$5,000	4.50%	09/30/2026	09/30/2027	$5,000	$-
				Total	$5,000	$-

During the three and nine months ended September 30, 2026 the Company incurred approximately $1,000 in interest expense on related party notes issued to National Lending by affiliated eREITs and Funds. As of September 30, 2026, outstanding accrued interest was approximately $1,000. During the nine months ended September 30, 2025, prior to

National Lending's consolidation, National Lending had issued promissory notes to the Company, resulting in approximately $200,000 of interest expense. All such notes were issued and repaid by the Company during the nine months ended September 30, 2025, and no related balances were outstanding as of December 31, 2025.

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

For the three and nine months ended September 30, 2026, the Company incurred real estate asset management fees of approximately $372,000 and $722,000, respectively, compared to $0 for the corresponding period in 2025. The Company incurred debt servicing fees of approximately $52,000 and $87,000 for the three and nine months ended September 30, 2026, respectively, compared to $0 for the corresponding period in 2025. The Company incurred development fees of approximately $59,000 and $71,000 for the three and nine months ended September 30, 2026, respectively, compared to $0 for the corresponding period in 2025. All such fees are included in “Investment management and other fees - related party” on the accompanying condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, approximately $226,000 and $0, respectively, in such fees were payable to the Vendor and are included within “Due to related party” on the condensed consolidated balance sheets.

Credit Facility Allocation and Reimbursement Agreement

In connection with the Credit Facility acquired in the Merger (see Note 9, Mortgages Payable and Credit Facility and Note 3 - Merger Transaction - Asset Acquisition in our condensed consolidated financial statements), the Borrowers are parties to an Allocation and Reimbursement Agreement that governs the allocation of loan proceeds and related costs among the co-borrowers. An affiliated entity serves as the administrative agent for the Credit Facility and is responsible for coordinating loan proceeds, interest payments, and co-borrower reimbursements. As of September 30, 2026, approximately $2.7 million was due from certain of the affiliated Borrowers and is included within "Due from related party" on the condensed consolidated balance sheet.

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

13.Commitments and Contingencies

Guarantees

In connection with the Merger, the Company assumed guarantees of loans made to certain co-investments with Fundrise Real Estate Interval Fund, LLC, an affiliate also managed by the Manager. The guaranteed loans are (i) the Credit Facility described in Note 9, which has an initial maturity of July 2027 and for which the Company's liability is limited to 35.2% of the guaranteed obligations, and (ii) a $42.0 million mortgage loan and a $10.5 million mezzanine loan, which mature in June 2027 and for which the Company is the sole guarantor. The loans are secured by the co-investments' properties.

Under these guarantees, the Company would be required to pay losses resulting from specified acts or omissions of the borrowers and, upon certain events such as a voluntary bankruptcy filing or an unpermitted transfer of a property, the outstanding loan balance (or its share of the balance). The Company also guarantees interest and carry costs until the loans are repaid or other specified conditions are met.

As of September 30, 2026, the Company's maximum potential future payments under the recourse guarantees were approximately $130.1 million, which could increase to approximately $142.0 million if the loans are fully drawn. The interest and carry guarantees do not specify a maximum amount; however, the Company's share of interest through the loans' initial maturities, at interest rates in effect as of September 30, 2026, is estimated to be approximately $7.1 million, which could increase to approximately $7.7 million if the loans are fully drawn.

The interest and carry guarantees terminate upon the earliest of (i) repayment of the indebtedness, (ii) a valid tender, or (iii) the underlying real estate properties achieving certain performance metrics. As of September 30, 2026, none of these conditions had been met.

As of September 30, 2026, no events requiring payment had occurred, management concluded that the likelihood of payment under the guarantees was remote, and no liability had been recorded related to these guarantees.

Reimbursable Organizational, Offering and Merger Costs

The Company has a contingent liability related to potential future reimbursements to the Manager for organizational, offering and merger costs that were paid by the Manager on the Company’s behalf. As of September 30, 2026 and December 31, 2025, approximately $2.9 million of organizational, offering and merger costs have been incurred by the Manager and may be subject to reimbursement by the Company in future periods, based on achieving specific performance hurdles as described in Note 2, Summary of Significant Accounting Policies – Organizational, Offering and Merger Costs in the Company’s audited financial statements filed in the Prospectus.

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

14.Variable Interest Entities

Prior to the Merger, the predecessor entity held an interest in FR-ICG EVO Parent LLC (the parent entity of the EVO Controlled Subsidiary) as an equity method investment. As a result of the Merger, the Company acquired an additional interest in this investment and reassessed the appropriate accounting treatment. As of September 30, 2026, the Company determined that FR-ICG EVO Parent LLC is a VIE for which it is the primary beneficiary, and accordingly consolidates it. As this entity was held as an equity method investment by the predecessor and was not consolidated prior to the Merger, the December 31, 2025 comparative balances in the table below reflect no activity for this entity.

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

The table below presents the carrying amounts of the assets and liabilities of the consolidated VIE, FR-ICG EVO Parent LLC, included in the Company's condensed consolidated balance sheets as of the periods presented (amounts in thousands):

	As of September 30, 2026 (unaudited)	As of December 31, 2025
Cash and cash equivalents	$532	$-
Restricted cash	327	-
Other assets, net	284	-
Investments in real estate properties, net	112,139	-
Total VIE Assets	$113,282	$-

Other liabilities	$658	$-
Mortgages payable, net	68,687	-
Total VIE Liabilities	$69,345	$-
Total VIE Equity	43,937	-
Less: Non-controlling interests	(295)	-
Company's interest in VIE, net	$43,642	$-
As of September 30, 2026, the Company has identified Mezza JV LP (the parent entity of the Mezza subsidiary) and HCP Project Company, LLC as VIEs; however, we are not the primary beneficiary and therefore account for these investments under the equity method of accounting. The aggregate carrying amount of the Company's investments in these unconsolidated VIEs, which are included in "Investments in equity method investees" on the condensed consolidated balance sheets, was approximately $14.7 million as of September 30, 2026. This carrying amount also represents the Company's maximum exposure to loss because the Company has no unfunded commitments, guarantees, liquidity arrangements, or other obligations to provide financial support to these entities.

As of December 31, 2025, the Company had no interests in unconsolidated VIEs.

15.Segment Reporting

The Company operates as a single operating and reportable segment. The management committee of Fundrise Advisors, LLC, our Manager, acts as the Company’s Chief Operating Decision Maker ("CODM"), assessing performance and making decisions about resource allocation. The CODM determined that the Company operates a single operating and reportable segment based on the fact that the CODM monitors the operating results of the Company as a whole and that the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Prospectus, based on a defined investment strategy. The CODM assesses segment performance using net income (loss), which is reported in the Company’s condensed consolidated statements of operations. The financial information, including information about the Company’s significant revenues and expenses, that is provided to and reviewed by the CODM is consistent with that presented within the Company’s condensed consolidated financial statements. Total expenses and total other income (expense), as disclosed in the condensed consolidated financial statements, represent the CODM’s measure of significant expenses. The CODM uses this financial information to evaluate the Company’s overall performance and investment returns, supporting decisions on acquisitions, dispositions, and distributions. Refer to the condensed consolidated statements of operations in our consolidated financial statements for further detail on our total revenue, total expenses, and net consolidated income or loss. The measure of segment assets is reported in the Company’s condensed consolidated balance sheets. All of the Company’s real estate investments are located within the United States and all revenues are derived from U.S.-based operations.

16.Subsequent Events

In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring through November 12, 2026 for potential recognition or disclosure.

Investments

On November 10, 2026, Alon JV LP, an equity method investment of the Company, sold its wholly owned multifamily property, Alon at Castle Hills. In connection with the sale, the Company received a distribution of approximately $8.2 million from the net sales proceeds.

Promissory notes receivable to affiliated eREITs
Subsequent to September 30, 2026 and through November 12, 2026, National Lending, LLC funded draws totaling approximately $500,000 and received payments totaling approximately $1.7 million on existing notes receivable from affiliated entities in accordance with the terms of the existing agreements.

On October 29, 2026, National Lending, LLC, a consolidated subsidiary of the Company, issued a promissory note to an affiliated entity with a maximum principal amount of $900,000. The note bears an interest rate of 4.75%, with all interest accruing and payable at maturity. The note matures on October 29, 2027. As of November 12, 2026, the principal outstanding on the promissory note is $700,000.

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
Results of the Business
We remain encouraged by both the performance of the alternative investments held by the Company and by our own ability to navigate the evolving economic landscape. Despite ongoing challenges and macroeconomic headwinds such as persistent inflation, elevated interest rates, tariffs and volatility in real estate markets, our investments continue to demonstrate resilience. Despite renewed inflation, rising Treasury yields, and higher borrowing costs during the three and nine months ended September 30, 2026, the portfolio's fundamentals remained resilient, supporting current year-to-date performance.

Recent Developments

Subsequent to September 30, 2026, the Company received a distribution from the sale of a property held through an equity method investment and had additional lending activities with affiliated entities. Refer to Note 16, Subsequent Events in the notes to the condensed consolidated financial statements included in this Quarterly Report for more details on recent developments.
Our Investments
During the three months ended September 30, 2026, we acquired an additional equity method investment for approximately $21.6 million, received repayment of one investment in real estate debt totaling approximately $2.4 million, and redeemed an investment in equity securities for approximately $19.1 million. For additional information regarding these transactions, refer to Notes 4, 5, and 7 to the condensed consolidated financial statements included in this Quarterly Report.

Results of Operations
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
For the three months ended September 30, 2026 and 2025, our results of operations are as follows (dollar amounts in thousands):

Results		For the three months ended September 30, 2026	For the three months ended September 30, 2025	% Change	Explanation
Revenue
Rental revenue		$6,653	$2,045	225%	The increase in rental revenue was primarily attributable to the additional real estate properties held and available to rent during the current period and following the Merger.
Interest revenue		728	275	165%	The increase in interest revenue was primarily attributable to the consolidation of National Lending during the current period and following the Merger.
Other revenue	(a)	856	271	216%	The increase in other revenue was primarily attributable to the additional real estate properties held and available to rent during the current period and following the Merger.
Total revenue		$8,237	$2,591	218%
Expenses
Property operating and maintenance	(b)	$3,568	$1,269	181%	The increase in property operating and maintenance expenses was primarily attributable to the additional real estate properties held and available to rent during the current period and following the Merger.
Investment management and other fees - related party		1,822	393	364%	The increase in investment management and other fees - related party was primarily attributable to the net assets acquired in connection with the Merger, as investment management fees are calculated as a percentage of net assets each quarter.
Depreciation and amortization		4,084	510	701%	The increase in depreciation and amortization expense was primarily attributable to the additional real estate properties held and available to rent during the current period and following the Merger.
General and administrative expenses		745	118	531%	The increase in general and administrative expenses was primarily attributable to higher audit, legal, and tax expenses resulting from the Company's expanded operations following the Merger, including additional costs associated with the acquired entities.
Total expenses		$10,219	$2,290	346%
Other income (expense)

Equity in earnings (losses)	(6,255)	6,293	(199)%	The decrease in equity in earnings (losses) was primarily attributable to (i) the inclusion of additional losses from equity method investments acquired in the Merger and (ii) a gain of approximately $6.8 million recognized during the three months ended September 30, 2025 on the disposition of an equity method investee.
Dividend income	166	163	2%	Dividend income remained relatively consistent period-over-period.
Interest expense, net	(3,231)	(953)	239%	The increase in interest expense, net was primarily attributable to the assumption of three mortgages and one credit facility during the period.
Interest expense - related party	(1)	-	100%	Interest expense - related party remained relatively consistent period-over-period.
Increase (decrease) in fair value of derivative financial instruments	22	(87)	125%	The increase in fair value of derivative financial instruments was primarily driven by changes in the valuation of the interest rate cap agreements associated with mortgage payables due to changes in market interest rates, remaining term to maturity, and market volatility relative to the prior period.
Unrealized gain (loss) on equity securities	(1,082)	-	100%	The decrease in unrealized gain (loss) on equity securities was attributable to the reversal of previously recorded unrealized gains on one equity security that was redeemed during the current period. No equity securities were held in the prior three month period.
Realized gain (loss) on equity securities	1,097	-	100%	The increase in realized gain (loss) on equity securities was attributable to the gain recognized on the redemption of one equity security during the current period. The gain was largely offset by the reversal of previously recorded unrealized gains on the same security, as discussed above.
Total other income (expense)	$(9,284)	$5,416	(271)%
(a)Other revenue consists primarily of common area maintenance charges, real estate tax refunds, and utility billback income billed to tenants.
(b)Property operating and maintenance expenses consist primarily of real estate taxes, property management fees, and costs associated with routine maintenance, cleaning, turnover services, and landscaping.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
For the nine months ended September 30, 2026 and 2025, our results of operations are as follows (dollar amounts in thousands):

Results		For the nine months ended September 30, 2026	For the nine months ended September 30, 2025	% Change	Explanation
Revenue
Rental revenue		$14,525	$6,285	131%	The increase in rental revenue was primarily attributable to the additional real estate properties held and available to rent during the current period and following the Merger.
Interest revenue		1,882	804	134%	The increase in interest revenue was primarily attributable to the consolidation of National Lending during the current period, as well as interest income earned on related party notes issued to National Lending prior to the Merger.
Other revenue	(a)	2,152	816	164%	The increase in other revenue was primarily attributable to the additional real estate properties held and available to rent during the current period and following the Merger.
Total revenue		$18,559	$7,905	135%
Expenses
Property operating and maintenance	(b)	$7,654	$3,599	113%	The increase in property operating and maintenance expenses was primarily attributable to the additional real estate properties held and available to rent during the current period and following the Merger.
Investment management and other fees - related party		3,680	1,232	199%	The increase in investment management and other fees - related party was primarily attributable to the net assets acquired in connection with the Merger, as investment management fees are calculated as a percentage of net assets each quarter.
Depreciation and amortization		7,993	1,688	374%	The increase in depreciation and amortization expense was primarily attributable to the additional real estate properties held and available to rent during the current period and following the Merger.
General and administrative expenses		1,538	437	252%	The increase in general and administrative expenses was primarily attributable to higher audit, legal, and tax expenses resulting from the Company's expanded operations following the Merger, including additional costs associated with the acquired entities.
Total expenses		$20,865	$6,956	200%

Other income (expense)
Equity in earnings (losses)	(10,247)	21,481	(148)%	The decrease in equity in earnings (losses) was primarily attributable to (i) the inclusion of additional losses from equity method investments acquired in the Merger and (ii) approximately $21.7 million of gain on sale recognized during the nine months ended September 30, 2025 from the disposition of three equity method investees. No comparable gains or dispositions in the current period.
Dividend income	605	248	144%	The increase in dividend income was attributable to increased cash invested in a money market sweep account during the current period.
Interest expense, net	(6,911)	(2,843)	143%	The increase in interest expense, net was primarily attributable to the assumption of three mortgages and one credit facility during the current period.
Interest expense - related party	(1)	(200)	(100)%	The decrease in interest expense - related party is attributable to the consolidation of National Lending during the current period, as well as the payoff of the note payable prior to the Merger.
Increase (decrease) in fair value of derivative financial instruments	5	(313)	102%	The increase in fair value of derivative financial instruments was primarily driven by changes in the valuation of the interest rate cap agreements associated with mortgage payables due to changes in market interest rates, remaining term to maturity, and market volatility relative to the prior period.
Unrealized gain (loss) on equity securities	(361)	-	100%	The decrease in unrealized gain (loss) on equity securities primarily reflects unrealized depreciation on one equity security not held in the prior nine month period.
Realized gain (loss) on equity securities	1,097	-	100%	The increase in realized gain (loss) on equity securities was attributable to the gain recognized on the redemption of one equity security during the current period. No equity securities were held in the prior period.
Total other income (expense)	$(15,813)	$18,373	(186)%

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
Interest Rates
During its September, October, and December 2025 meetings, the Federal Reserve (the “Fed”) voted to cut its benchmark interest rate by 25 basis points each time, which was the first rate decrease since late 2024. Rates remained unchanged in the first half of 2026. In September 2026, the Fed voted to increase its benchmark interest rate by 25 basis points. As of the date of this filing, the Fed has expressed uncertainty about whether rate increases will continue. Real estate markets have faced persistent challenges following the Fed’s interest rate increases beginning in late 2022. An increase in rates may negatively impact real estate values in future periods, creating lower returns for our real estate investments.

Liquidity and Capital Resources
We obtain the capital to fund our investment activities and operating expenses from multiple sources, including secured or unsecured financings, borrowings under credit facilities, cash flow from operations, distributions from equity method investments, net proceeds from asset repayments and sales, and other financing transactions. We use this capital to invest in and manage a diversified portfolio of real estate investments and fund our operations. Our material cash requirements are primarily (i) funding new investments as opportunities arise, (ii) ordinary-course operating expenses and capital expenditures, and (iii) debt service. As of September 30, 2026, we had no unfunded commitments, have not identified any material capital expenditure requirements over the next twelve months, and have the credit facility scheduled to mature during the same period, for which we expect to exercise an available contractual extension option in accordance with the terms of the loan agreement.
As of September 30, 2026, we had deployed approximately $566.6 million in net capital for 51 investments and had approximately $20.6 million in cash and cash equivalents. In addition, as of September 30, 2026, we had approximately $38.2 million of distributions payable and $14.1 million of redemptions payable. The redemptions payable were settled subsequent to quarter-end in cash. The distributions payable will be settled in cash, through the issuance of common shares of the Company, or a combination thereof. The distributions payable are expected to be settled within the next 12 months. We anticipate that (i) unrestricted cash on hand; (ii) National Lending promissory notes receivable repayments from affiliated funds; and (iii) if necessary, proceeds from asset dispositions or cash obtained from external financing would be sufficient to supplement our resources and fund remaining obligations over the next twelve months following the issuance of these financial statements. Management has evaluated the Company's ability to meet its obligations and believes its available and expected resources will be adequate to do so.
We may selectively employ leverage to enhance total returns to our shareholders through a combination of senior financing on our real estate acquisitions, secured facilities, and capital markets financing transactions. As of both September 30, 2026 and November 12, 2026, we had outstanding unsecured Company level debt (inclusive of accrued interest) of approximately $5.0 million. This does not include any debt secured by the real property of our consolidated or unconsolidated investments. Our targeted portfolio-wide leverage is between 50-85% of the greater of the cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets. We seek to secure conservatively structured leverage that is long-term, non-recourse, non-mark-to-market financing to the extent obtainable on a cost-effective basis. To the extent a higher level of leverage is employed it may come either in the form of government-sponsored programs or other long-term, non-recourse, non-mark-to-market financing. Our Manager may from time to time modify our leverage policy in its discretion in light of then-current economic conditions, relative costs of debt and equity capital, market values of our assets, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. It is our policy to not borrow more than 85% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets. We cannot exceed the leverage limit of our leverage policy unless any excess in borrowing over such level is approved by our Manager’s investment committee.

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
Other Details
Redemption Plan
As of September 30, 2026, the Company had received redemption requests for approximately 17,854,000 common shares since the closing of the Merger on April 29, 2026. During the nine months ended September 30, 2026, the Company honored approximately 3,843,000 common shares pursuant to its share redemption plan at a weighted-average redemption price of $9.94 per share. As of September 30, 2026, the related cash payments of approximately $38.2 million were funded or will be funded using available cash. Approximately $24.2 million was paid subsequent to June 30, 2026 and approximately $14.1 million will be paid subsequent to September 30, 2026. Redemption requests for approximately 14,011,000 common shares remain outstanding as of September 30, 2026.

Under the Company's redemption plan, the Company intends to limit redemptions in any calendar quarter to shares whose aggregate value is 2.50% of the NAV of all of the Company's outstanding shares, which the Manager, in its sole discretion, may elect to increase to up to 5.00% if redemptions for the relevant quarter exceed 2.50% and the Manager determines there is sufficient liquidity to satisfy the additional redemptions. For the quarter ended September 30, 2026, the Manager elected to redeem shares having an aggregate value equal to 2.50% of the Company's NAV. The redemption requests that remained outstanding as of September 30, 2026 were not honored because the aggregate redemption requests received exceeded this quarterly redemption limit.

Distributions
The Company intends to continue to make distributions as necessary to qualify as a REIT and to minimize federal income and excise taxes on retained taxable income and gains, subject to available cash flow and other factors deemed relevant by the Manager. Approximately $248,000 of distributions were paid during the three months ended September 30, 2026.

For further details, please see Note 8, Distributions in our condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2026, the Company's off-balance sheet arrangements consist of guarantee obligations related to a mortgage credit facility, a mortgage loan, and a mezzanine loan secured in part by properties owned through unconsolidated equity method investees. For a description of these guarantee obligations, including the nature, maximum potential future payments, and conditions for termination, see Note 13, Commitments and Contingencies, in the notes to the condensed consolidated financial statements included in this Quarterly Report. As of December 31, 2025, we had no off-balance sheet arrangements.
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

Geopolitical instability, including ongoing conflicts involving Iran, and a prolonged period of elevated or rising interest rates could adversely impact our business, financial condition and results of operations.

Geopolitical tensions and armed conflicts, including the ongoing conflicts involving Iran, have increased global economic uncertainty and contributed to volatility in financial markets, energy prices and capital flows. The continuation or escalation of such conflicts, or the expansion of such conflicts into neighboring regions, could disrupt global supply chains, increase inflationary pressures and lead to further instability in credit and equity markets. These developments may negatively impact investor sentiment, reduce capital formation and limit the availability of financing for investments held by the Company.

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
b)Not applicable.
c)The Company maintains a share redemption plan that permits members to request that the Company redeem all or a portion of their shares, subject to the terms and limitations of the plan. Shares redeemed under the plan are repurchased by the Company at the applicable quarterly net asset value per share, subject to any applicable adjustments under the plan. The Company is not obligated to redeem any specific number of shares and may amend, suspend, or terminate the share redemption plan at any time. The following table summarizes shares repurchased pursuant to the share redemption plan during the quarter ended September 30, 2026:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	-	$-	-	-
August 1, 2026 - August 31, 2026	-	$-	-	-
September 1, 2026 - September 30, 2026	1,436,770	$9.86	1,436,770	$0 (1)
(1) The Company's share redemption plan operates on a quarterly basis. Redemption requests are submitted throughout the quarter and become effective on the last business day of the quarter, at which time the Manager determines the extent to which requests will be honored, subject to the plan's quarterly limit. Because that limit is not determined until quarter-end, no maximum was determinable at July 31, 2026 or August 31, 2026, and no shares were eligible for repurchase during those interim months. For the quarter ended September 30, 2026, the Manager set the quarterly limit at 2.50% of the Company's NAV, and the Company repurchased all shares available under that limit on the quarterly redemption date; accordingly, no shares remained available for repurchase under the plan for the quarter.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended September 30, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet (Unaudited) of Fundrise eREIT, LLC, (ii) Condensed Consolidated Statement of Operations (Unaudited) of Fundrise eREIT, LLC, (iii) Condensed Consolidated Statement of Changes in Equity (Unaudited) of Fundrise eREIT, LLC, (iv) Condensed Consolidated Statement of Cash Flows (Unaudited) of Fundrise eREIT, LLC, and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited) of Fundrise eREIT, LLC

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

Date: November 12, 2026